Form 10-Q
period 1997-06-30
ALYDAAR SOFTWARE CORP /NC/
filed 1997-09-30
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10/Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                         Commission File Number: 0-22325

                          ALYDAAR SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

          North Carolina                                         87-0399301
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

              2101 Rexford Road, Suite 250 West Charlotte, NC 28211
              (Address of principal executive offices)     (Zip Code)


                                  704-365-2324
               (Registrants telephone number, including are code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [ ] Yes [X] No (Not Subject)



As of September 29, 1997, there were 16,905,576 shares of Alydaar Software Corporation common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         Page 3   Unaudited Balance Sheets
         Page 4   Unaudited Statements of Operations
         Page 5   Unaudited Statements of Cash Flows
         Page 6   Notes to Unaudited Financial Statements

ALYDAAR SOFTWARE CORPORATION
BALANCE SHEETS (UNAUDITED)

                                                                 JUNE 30,            JUNE 30,           DECEMBER 31,
                                                                   1997                1996                 1996
                                                                   ----                ----                 ----
ASSETS

CURRENT ASSETS

Cash                                                              $4,694,825            $325,059              $379,382
Accounts receivable                                                2,061,176                 - -               187,500
Notes receivable                                                     300,000                 - -               490,000
Prepaid expenses                                                      84,656               4,142                 6,903
Loan to shareholder                                                      - -              51,256                51,256
                                                              ---------------      --------------     -----------------

                                                                   7,140,657             380,457             1,115,041

PROPERTY AND EQUIPMENT, NET                                        1,935,562             200,405             1,694,029

SECURITY DEPOSITS                                                    126,975              48,222                60,222
                                                              ---------------      --------------     -----------------

                                                                  $9,203,194            $629,084            $2,869,292
                                                              ===============      ==============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses                             $1,592,099            $171,032            $2,184,435
Unearned revenue                                                         - -                 - -               150,000
Notes payable, shareholders                                          252,724               3,980               507,530
                                                              ---------------      --------------     -----------------
                                                                   1,844,823             175,012             2,841,965
                                                              ---------------      --------------     -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 20,000,000 shares
  authorized, 16,294,782, 11,272,890 and 13,983,282 shares
  issued and outstanding, including 640,000 and 795,000
  treasury shares at June 30, 1997 and
  December 31, 1996, respectively                                     16,295              11,273                13,983
Additional paid-in capital                                        19,102,646           2,626,383             6,311,079
Deficit                                                         (11,759,930)         (2,183,584)           (6,296,940)
                                                              ---------------      --------------     -----------------
                                                                   7,359,011             454,072                28,122
Less: treasury stock @ cost                                            (640)                 - -                 (795)
                                                              ---------------      --------------     -----------------
                                                                   7,358,371             454,072                27,327

                                                                  $9,203,194            $629,084            $2,869,292
                                                              ===============      ==============     =================

ALYDAAR SOFTWARE CORPORATION
STATEMENTS OF OPERATIONS (UNAUDTIED)



                               THREE MONTHS          THREE MONTHS          SIX MONTHS          SIX MONTHS
                                  ENDED                 ENDED                ENDED               ENDED
                                 6/30/97               6/30/96              6/30/97             6/30/96
REVENUES                           $2,120,769                 $ - -          $2,308,269               $ - -
                             -----------------     -----------------     ---------------     ---------------

EXPENSES
Payroll and related costs           3,629,629               325,289           6,393,733             521,336
Depreciation                          125,669                 9,912             260,106              27,130
Other operating expense               721,790               314,992           1,130,396             473,355

                             -----------------     -----------------     ---------------     ---------------
                                    4,477,088               650,193           7,784,235           1,021,821
                             -----------------     -----------------     ---------------     ---------------

OPERATING LOSS                    (2,356,319)             (650,193)         (5,475,966)         (1,021,821)


OTHER INCOME                           11,485                   - -              12,975               2,334
                             -----------------     -----------------     ---------------     ---------------

Net Loss                         ($2,344,834)            ($650,193)        ($5,462,991)        ($1,019,487)
                             =================     =================     ===============     ===============

Loss Per Share                        ($0.16)               ($0.06)             ($0.39)             ($0.09)
                             =================     =================     ===============     ===============

Weighted Average
  No. of Shares                    14,558,032            11,126,511          14,051,709          11,230,132
                             =================     =================     ===============     ===============

ALYDAAR SOFTWARE CORPORATION
STATEMENTS OF CASH FLOWS



                                       THREE MONTHS             THREE MONTHS            SIX MONTHS             SIX MONTHS
                                          ENDED                    ENDED                   ENDED                  ENDED
                                         6/30/97                  6/30/96                 6/30/97                6/30/96
                                   --------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
Net loss                                   ($2,344,834)               ($650,193)           ($5,462,991)           ($1,019,487)
Depreciation                                    125,669                    9,912                260,106                 27,130
Stock based compensation                            - -                      - -                100,000                 51,900

(Increase) Decrease in:
Accounts receivable                         (2,061,176)                      - -            (1,873,676)                    - -
Prepaid expense                                (84,656)                  (4,142)               (77,753)                    - -
Increase (Decrease) in:
Accounts payable and accrued
expenses                                    (1,313,881)                (126,274)              (592,336)               (78,320)
Unearned revenues                                   - -                      - -              (150,000)                    - -
                                   ---------------------    ---------------------   --------------------   --------------------
  Net Cash From Operations                  (5,678,878)                (770,697)            (7,796,650)            (1,018,777)
                                   ---------------------    ---------------------   --------------------   --------------------

CASH FLOWS FROM INVESTING
ACTIVITIES
 Purchase of property and                     (100,206)                (145,976)              (501,639)              (172,517)
equipment
 Notes receivable                             (300,000)                      - -              (300,000)                    - -
Increase in security deposits                       - -                 (40,516)               (66,752)               (40,516)
                                   ---------------------    ---------------------   --------------------   --------------------
   Net Cash From Investing                    (400,206)                (186,492)              (868,391)              (213,033)
Activities
                                   ---------------------    ---------------------   --------------------   --------------------

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of stock                            11,219,135                      - -             13,184,034              1,541,799
Net advances from stockholder                 (496,020)                    2,637              (203,550)               (10,365)
Other                                               - -                 (49,200)                    - -                    - -
                                   ---------------------    ---------------------   --------------------   --------------------
                                             10,723,115                 (46,563)             12,980,484              1,531,434
                                   ---------------------    ---------------------   --------------------   --------------------

NET INCREASE IN CASH                          4,644,031              (1,003,752)              4,315,443                299,624

CASH AND EQUIVALENTS,
 beginning of period                             50,794                1,328,811                379,382                 25,435


                                   =====================    =====================   ====================   ====================
CASH AND EQUIVALENTS, end of                 $4,694,825                 $325,059             $4,694,825               $325,059
period
                                   =====================    =====================   ====================   ====================

Interest paid                                     $ - -                    $ - -                 $9,084                  $ - -
                                   =====================    =====================   ====================   ====================

ALYDAAR SOFTWARE CORPORATION
NOTES TO UNAUDITED FINANCIALS



         1. The interim unaudited financial statements as of June 30, 1997 and 1996 and for the three-and six-month periods then ended, reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature.

         2. Subsequent Event - During July 1997, the Company acquired 100% of the shares outstanding of Alydaar International, plc., in an exchange of stock valued at approximately $7.5 million. The Company had a marketing agreement with Alydaar International since December, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY:

         Alydaar Software Corporation's principal liquid resources, comprising cash and trade receivables, increased $6.2 million from December 31, 1996 to June 30, 1997. This resulted primarily from cash from sales of stock and receivables generated during the second quarter from operations. Working capital totaled $5.3 million at June 31, 1997, as compared with negative working capital of $1.7 million at December 31, 1996. The significant improvement was due to $13.2 million raised from sales of stock and exercise of warrants and an increase in receivables of $1.9 million resulting from revenue generated primarily in the second quarter.


RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST HALF 1997 COMPARED WITH SECOND QUARTER AND FIRST HALF 1996:

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

         The results for the three and six month periods ended June 30, 1997 and 1996 are not comparable due to the following:

                                         3 MONTHS ENDED                               6 MONTHS ENDED
                                         --------------                               --------------
                              JUNE 30, 1997      JUNE 30, 1996       JUNE 30, 1997        JUNE 30, 1996
      ----------------------- ------------------ ------------------- -------------------- ----------------
      Avg. # Employees        240                22                  220                  18
      ----------------------- ------------------ ------------------- -------------------- ----------------
      Avg. Space Occupied     50K sq.ft.         18K sq.ft.          31K sq.ft            11K sq.ft
      ----------------------- ------------------ ------------------- -------------------- ----------------
      Revenues                $2.1  million      -0-                 $2.3 million         -0-
      ----------------------- ------------------ ------------------- -------------------- ----------------
      Total Assets            $9.2 million       $0.6 million        $9.2 million         $0.6 million
      ----------------------- ------------------ ------------------- -------------------- ----------------

         The Company was essentially a research and development company until the end of the first quarter, 1997. At that time, the Company began working on billable pilots and contract awards. The Company and it's customers had expected that the flow of code for remediation would be at a rate of one million or more lines of code per month, per customer. That rate of flow would have produced sufficient revenues for the Company to be cash flow positive by June, 1997. However, the rate of flow of code has been approximately 1/4 of expectations, which produced revenues of $2,308,000 and a loss of $5,463,000 for the first half of 1997. The Company has taken the following steps to accelerate the cash flow from operations to exceed cash requirements:

         1.    Launched a $1 million advertising campaign in late June.
         2.    Expanded its sales force to 19 from 3 during late June and July.
         3. Added contract language to reward flow of code in excess of 1 million lines and penalize flow of less than 800,000 lines.
         4. Established in-house expertise to assist customers in packaging large chunks of code to exceed 1 million lines per month.

         The prospect for favorable results from these actions is excellent based upon preliminary third quarter performance. The benefits of the actions in terms of much stronger revenues and cash flows will likely be evident in fourth quarter results.

PART II. OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

         c) During the second quarter, warrants for 725, 000 shares of stock were exercised at prices of $1.50 to $2.00 per share. The shares bear a restrictive legend and are resaleable under available exemptions from registration.

ITEM 5:  OTHER INFORMATION.

During the second quarter, the Company sold a total of 1,331,500 shares of stock to "non-U.S. persons", as defined in Rule 902(o) of Regulation S, principally to foreign banks. The shares were not registered under the U.S. Securities Act of 1933 (Act), as amended, and are resaleable in the United States or to a "U.S. person" only if they are registered under the Act or an exemption from registration is available. The shares were sold at $9 per share for total proceed of $11,983,500. The Company received a total of $9,335,470 and underwriters received $2,648,830 in commissions, fees and expenses.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits.

                  i)  Statement on computation of per share earnings.

         b)       Reports on Form 8-K.
                  No reports were filed during the quarter.


SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALYDAAR SOFTWARE CORPORATION
                (Registrant)


Date:    September 29, 1997                 /s/V. Hollis Scott
         ------------------
                                               V. Hollis Scott,
                                               Chief Financial Officer



Date:    September 29, 1997                 /s/Michael Racaniello
         ------------------
                                                Michael Racaniello,
                                                Controller