Form 10-Q
period 1997-09-30
ALYDAAR SOFTWARE CORP /NC/
filed 1997-11-14
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10/Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                         Commission File Number: 0-22325

                          ALYDAAR SOFTWARE CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                         North Carolina               87-0399301
                (State or other jurisdiction of    (I.R.S. Employer
                 incorporation or organization)  Identification No.)


              2101 Rexford Road, Suite 250 West Charlotte, NC   28211
              ---------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)


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

                                 [X] Yes [ ] No



As of November 12, 1997, there were 17,255,576 shares of Alydaar Software Corporation common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         Page 3   Consolidated Balance Sheets
         Page 4   Consolidated Statements of Operations (Unaudited)
         Page 5   Consolidated Statements of Cash Flows (Unaudited)
         Page 6   Notes to Unaudited Consolidated Financial Statements

ALYDAAR SOFTWWARE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                     SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
                                          1997              1996            1996
                                       (UNAUDITED)       (AUDITED)       (UNAUDITED)

ASSETS

CURRENT ASSETS

Cash                                   $  2,293,448    $    379,382    $    289,218
Accounts receivable                       3,160,923         187,500            --
Notes receivable                                 --         490,000            --
Loans receivable, officers                  134,556          51,256          51,256
Other                                        83,023           6,903           4,143

                                       ------------    ------------    ------------
                TOTAL CURRENT ASSETS      5,671,950       1,115,041         344,617

PROPERTY & EQUIPMENT, NET                 2,817,461       1,694,029         523,217

SECURITY DEPOSITS                           126,975          60,222          48,222

GOODWILL, NET                             6,430,142              --              --

                                       ============    ============    ============
                  TOTAL ASSETS         $ 15,046,528    $  2,869,292    $    916,056

                                       ============    ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable & accrued
  expenses                             $  1,424,329    $  2,184,435    $    354,036

Unearned revenue
                                               --           150,000            --
Current portion of capital lease
  obligations                                20,998             --             --
Loans payable, officers
                                               --           507,530           3,980

                                       ------------    ------------    ------------
          TOTAL CURRENT LIABILITIES       1,445,327       2,841,965         358,016

CAPITAL LEASE OBLIGATIONS,
 NET OF CURRENT PORTION                     103,943              --              --

                                       ------------    ------------    ------------
               TOTAL LIABILITIES          1,549,270       2,841,965         358,016
                                       ------------    ------------    ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.001 par value,
20,000,000 authorized, 17,695,576,
13,983,282 and 12,348,373
shares issued & outstanding,                 17,696          13,983          12,348
respectively
Additional paid-in capital               27,392,425       6,311,079       3,626,142
Deficit                                 (13,930,973)     (6,296,940)     (3,080,050)
Translation adjustment                       18,550              --              --

                                       ------------    ------------    ------------
                                         13,497,698          28,122         558,440
Treasury stock 440,000, 795,000
  and 400,000 shares,  respectively            (440)           (795)           (400)

                                       ------------    ------------    ------------

          TOTAL STOCKHOLDERS' EQUITY     13,497,258          27,327         558,040
                                       ------------    ------------    ------------
               TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY   $ 15,046,528    $  2,869,292    $    916,056

                                       ============    ============    ============

ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)


                                         Three Months            Three Months            Nine Months            Nine Months
                                           Ended                     Ended                  Ended                   Ended
                                          9/30/97                   9/30/96                9/30/97                 9/30/96
                                        -------------            -------------          -------------          --------------

Revenues                                $  2,258,570             $          -           $   4,566,839           $           -

Operating Expenses

Payroll and related costs                  2,975,586                  484,850               9,369,319               1,006,186
Depreciation & amortization                  195,223                   49,342                 455,329                  76,472
Other operating expenses                   1,273,215                  370,488               2,403,611                 843,841
                                        -------------            -------------          -------------          --------------

          Total Operating Expenses         4,444,024                  904,678             12,228,269               1,926,499
                                        -------------            -------------          -------------          --------------

                    Operating Loss        (2,185,454)                (904,678)            (7,661,420)          $  (1,926,499)

Other Income                                  14,411                    8,212                 27,386                  10,546
                                        -------------            -------------          -------------          --------------

Net Loss                                $ (2,171,043)             $  (896,466)            $(7,634,034)          $ (1,915,953)
                                        =============            =============          =============          ==============

Loss Per Share                          $      (0.13)             $     (0.08)            $    (0.51)           $      (0.16)
                                        =============            =============          =============          ==============

Weighted Average Number of Shares         16,756,291               11,898,373             15,056,501              11,710,698
                                        =============            =============          =============          ==============

/TABLE>




ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY
Consolidated Statement of Cash Flows (Unaudited)



                                                                Nine Months               Nine Months
                                                                  Ended                     Ended
                                                                  9/30/97                   9/30/96

Cash Flows From Operations

Net loss                                                        $ (7,634,034)              $ (1,915,953)
Depreciation                                                         455,329                     76,472
Stock based compensation                                             100,000                     51,900

(Increase) Decrease in:

Accounts receivable                                               (2,382,791)                         -
Other current assets                                                 (76,120)                         -

Increase (Decrease) in:

Accounts payable & accrued expenses                               (1,713,486)                   104,683
Unearned revenues                                                   (150,000)                         -
                                                                ----------------            ----------------
                      Net Cash From Operations                   (11,401,102)                (1,682,898)
                                                                ----------------            ----------------
Cash Flows From Investing Activities:

Purchase of property & equipment                                  (1,389,953)                  (544,671)
Notes receivable                                                     490,000                          -
Increase in security deposits                                        (66,753)                   (40,516)

                       Net Cash Flows From Investing            ---------------             -----------------
                                          Activities                 (966,706)                  (585,187)
                                                                ---------------             -----------------
Cash Flows From Financing Activities

Issuance of stock                                                 14,787,114                  2,542,233
Net advances to/repayments of loans from officers                   (507,530)                   (10,365)
Payments on capital lease obligation                                 (20,162)                         -
Other                                                                    976                          -

               Net Cash Flows From Financing                    ---------------              ---------------
                                 Activities                       14,260,398                  2,531,868
                                                                ---------------              ---------------
          Effect of Exchange Rate Changes on
                                       Cash                     ---------------              ---------------
                                                                      21,476                          -
                                                                ---------------              ---------------

Net Increase In Cash                                               1,914,066                     263,783

Cash, @ Beginning of Period                                           379,382                      25,435

                                                                ---------------              ----------------
            Cash, @ End of Period                              $  2,293,448                 $    289,218
                                                                ---------------              ----------------

Supplemental Disclosures

Interest paid                                                  $     23,150                 $          -
                                                                ---------------              ----------------
Equipment acquired under capital leases                        $     89,938                 $          -
                                                                ---------------              ----------------
Stock Issued for notes receivables                             $     83,300                 $          -
                                                                ---------------              ----------------

Subsidiary acquired July 1, 1997, by Issuance of Company common stock valued at $6,115,000 at the time of issuance plus the assumption of approximately $100,000 of net payables and forgiveness of a $300,000 Note receivable.

ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



         1. The interim unaudited financial statements as of September 30, 1997 and 1996 and for the three-and nine-month periods then ended, reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature.

         2. The Company acquired a 100% interest in Alydaar International, PLC during the third quarter of 1997. Accordingly, the Company's financial statements include the accounts of Alydaar International, PLC from the date of acquisition of that subsidiary (July 1, 1997). All significant intercompany transactions and accounts have been eliminated as part of the consolidation of the financial information. This combination is accounted for as a purchase as required under APB 16. The following pro forma information on results of operations is computed as if the acquisition occurred from the date of inception for Alydaar International, PLC, January 2, 1997:


                       ---------------------------------------- --------------------------- -------------------------
                                                                      3 MONTHS ENDED             9 MONTHS ENDED
                       ---------------------------------------- --------------------------- -------------------------
                                                                         9/30/97                    9/30/97
                       ---------------------------------------- --------------------------- -------------------------
                       Revenues                                        $ 2,258,570                $ 4,648,939
                       ---------------------------------------- --------------------------- -------------------------
                       Net Loss                                       ($ 2,171,043)              ($ 9,279,323)
                       ---------------------------------------- --------------------------- -------------------------
                       Net Loss Per Share                                ($ 0.13)                   ($ 0.60)
                       ---------------------------------------- --------------------------- -------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY:

         Alydaar Software Corporation's principal liquid resources, comprising cash and trade receivables, increased $4.9 million from December 31, 1996 to September 30, 1997. This increase was caused primarily as a result of cash from sales of stock and receivables generated by operations primarily in the third quarter. Working capital totaled $4.2 million at September 30, 1997, as compared with negative working capital of $1.7 million at December 31, 1996. The significant improvement was due to $14.8 million raised from sales of stock and exercise of warrants and an increase in receivables of $2.47 million resulting from revenue generated by operations primarily in the third quarter.

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS 1997 COMPARED WITH THIRD QUARTER AND NINE MONTHS 1996:

THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

         The results for the three- and nine-month periods ended September 30, 1997 and 1996 are not comparable due to the following:



                                         3 MONTHS ENDED                               9 MONTHS ENDED
                                         --------------                               --------------
                              ------------------ ------------------- ------------------- -----------------
                              SEPT.  30, 1997    SEPT.  30, 1996     SEPT.  30, 1997     SEPT.  30, 1996
      ----------------------- ------------------ ------------------- ------------------- -----------------
      Avg. # Employees        300                50                  230                 18
      ----------------------- ------------------ ------------------- ------------------- -----------------
      Avg. Space Occupied     62K sq.ft.         18K sq.ft.          52K sq.ft           13K sq.ft
      ----------------------- ------------------ ------------------- ------------------- -----------------
      Revenues                $2.26 million      -0-                 $4.57 million       -0-
      ----------------------- ------------------ ------------------- ------------------- -----------------
      Total Assets            $15.05 million     $0.9 million        $15.05 million      $0.9 million
      ----------------------- ------------------ ------------------- ------------------- -----------------


         In addition to increases in expenses related to the changes in average number of employees and space occupied, third quarter 1997 expenses reflect increased advertising costs, increased travel expenses for a sales force which grew from two in June, 1997, to twenty-two by the end of August, 1997, and the costs associated with opening an additional ten sales offices.

         Alydaar Software Corporation ("Company") was essentially a research and development company until the end of the first quarter, 1997. At that time, the Company began working on billable pilots and contract awards.

         The Company continued to experience a very slow flow of code from its customers to the Company during the third quarter, which resulted in revenues of only $2.26 million for the third quarter 1997. The slow flow of code was primarily due to a lack of packaging skills by both the customer and the Company. The steps the Company has taken to accelerate the flow of code were discussed in the Form 10 Q for the second quarter, 1997. The Company's projections forecast that favorable results from those actions will be reflected in fourth quarter results, when the Company projects revenues accelerating to $6-$8 million and a profitable fourth quarter.

OTHER ANALYSIS:

ACQUISITION

         As of July 1, 1997, the Company acquired 100% of the shares of Alydaar International, plc, a London-based company, for stock of the Company, assumption of net liabilities and forgiveness of debt for a total value of approximately $6.5 million. The Company had no equity interest in Alydaar International prior to the acquisition. The acquisition has been accounted for as a purchase transaction. Based upon the potential sales contracts of Alydaar International, PLC at the date of acquisition, the Company's projections forecast that Alydaar International, PLC could add at least $.50 and $1.00 earnings per share for 1998 and 1999, respectively. Since acquisition, the

Company has started work for five new customers through Alydaar
International, PLC's operations and it projects that at least $2 million in revenues from those customers will be recorded in the fourth quarter, 1997.

         Except for historical information, the matters discussed above that may be considered forward-looking statements may be subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected, including uncertainties in the market, pricing, competition, procurement, production efficiencies and customers meeting their contractual obligations.


PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         During the third quarter, one of the two lawsuits described in Footnote 11 to the December 31, 1996 financial statements was settled with no settlement cost for the Company.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits:
                   11. Computation of Earnings Per Share...Unaudited
                   27. Financial Data Schedule

         (b)       Reports on Form 8-K:
                  Current report on Form 8-K dated on September 30, 1997.


SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALYDAAR SOFTWARE CORPORATION
                (Registrant)


Date:    November 12, 1997          /s/V. Hollis Scott
         -----------------             V. Hollis Scott,
                                       Chief Financial Officer



Date:    November 12, 1997          /s/Michael Racaniello
         -----------------             Michael Racaniello,
                                       Controller