Form 10-K
period 1997-12-31
ALYDAAR SOFTWARE CORP /NC/
filed 1998-04-09
CIK 1018336

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
         X Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1997

            Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from __________ to __________

         Commission file number 0-13049

                          ALYDAAR SOFTWARE CORPORATION
                 (Name of Small Business Issuer in its Charter)

       North Carolina                              13-3006788
(State of Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)

              2101 W. Rexford Road, Charlotte, North Carolina 28211
               (Address of Principal Executive Offices) (Zip Code)

                                 (704) 365-2324
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  under  Section  12  (g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes    X      No_____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $173,952,160 as of March 30, 1998.

Documents Incorporated by Reference:  See Footnotes to Exhibits

                                     PART I

Item 1.  Business

Background

         Alydaar Software Corporation ("Alydaar" or the "Company") is presently engaged in the business of providing software reengineering services specializing in the correction of existing mainframe computer software systems to manage the year 2000 and thereafter.


         Alydaar was founded in 1982 as a Utah corporation under the name of Enertronix Corporation ("Enertronix"). In 1992 Enertronix changed its name to Alydaar. Alydaar later changed its corporate domicile to North Carolina through a same day merger with and into a North Carolina corporation, Daar Corporation, established by Alydaar for that express purpose. Alydaar became the surviving corporation.

         The Company commenced business in 1992. Initially, the Company focused on research and development of proprietary software known as SmartCode(R) ("SmartCode") to provide automated software re-engineering services specializing in computer language translation and systems migration. SmartCode is computer language and platform independent with the capability of understanding all computer language dialects, including multi-dialect languages such as PL/1, COBOL, Fortran and Natural. In 1994 and 1995, the Company performed software language translation services for such companies as The First Boston Corporation and Stratacom, Inc. In 1995 the Company concluded that SmartCode could be used for more complex tasks than language translation and devoted its efforts, utilizing the basic framework of SmartCode, to develop a proprietary detection and solution process to address the forthcoming year 2000 ("Y2K") problem (the "Y2K Problem").

         The Y2K Problem arises from the fact that most software programs automatically assume the first two digits of any year reference are "19," and thus the year 2000 and thereafter will be read as "1900," "1901," and etc. If the software is not converted to correct the Y2K Problem, the two digit field "00" could result in improper calculations and, in many cases, cause programs not to work properly or cease to function. The Gartner Group, Inc., one of the leading technology and consulting firms, estimates that correcting the Y2K Problem ("Remediation") will involve expenditures by corporations and governments ranging from $300 to $600 billion globally. The standard method employed in estimating the cost for Remediation is to determine the number of lines of code ("LOC") that are contained within each user's programs and multiplying it times a cost per LOC. Industry wide, the costs per LOC generally range from $.30 to $1.50. It is anticipated that such costs will increase significantly as the year 2000 approaches.

         Worldwide, large business and governmental organizations rely on large-scale computer applications to help manage their businesses. These applications, many of which are mission-critical, contain the core knowledge and processes that support the major operations of these organizations. Examples of such applications include insurance claims processing systems, on-line banking systems, manufacturing systems and utility and telephone billing systems. These mission-critical applications primarily run on large, mainframe computers using programs written in a variety of mainframe programming languages. Most of these applications must be remediated to become Y2K compliant.

         Because most businesses, large or small, and governments rely on "mission-critical" software to operate their core business functions, failure to correct latent Y2K software problems will result in malfunction of these essential processes. The result of these malfunctions can range from incorrect customer billings to complete shutdown of the companies' operations. Therefore, there is no alternative to addressing and eliminating the latent defects.

         Between 1995 and the first quarter of 1997, the Company devoted all of its efforts to extensive research in order to perfect SmartCode as a cost effective and fully automated, artificial intelligence-based solution to the Y2K Problem. The goal was to develop SmartCode and a scalable and repeatable methodology which would not be disruptive or interfere with the operations of a client's normal business processes.

         As a result of the research and development, the Company has now developed a Remediation solution to the Y2K Problem utilizing SmartCode to automatically identify and remediate a client's Y2K Problem. Most importantly, SmartCode can automatically remediate at least 15 different computer languages and dialects. It is this latter capability which presently distinguishes Alydaar from its competitors, who mainly have automated solutions to remediate the computer language COBOL only. The Company believes that its automated Remediation capabilities for computer languages other than COBOL gives it a competitive advantage.

         Alydaar's approach to Y2K services consists of a step-by-step process starting with a methodology for extraction of the clients' software programs which the clients deem necessary to correct and delivery of this code to Alydaar. Once Alydaar receives the programs, they are processed and corrected and then sent back to the clients for testing and reintroduction back into the clients' production system. Since all Remediation is performed at the Company's facilities, the Company believes that it is saving its clients time and money by not using the clients' valuable computer resources and personnel during Remediation. Each step of Alydaar's factory process is controlled by procedures and checks to insure the most accurate results possible. In addition, extensive use of Alydaar's proprietary SmartCode software reduces manual corrections to the minimum extent practicable resulting in a low defect rate on code returned to the client. Because of Alydaar's approach, a minimum amount of client software must be changed.

Present Operations

         Since the second quarter of 1997, the Company has been engaged full time in performing Remediation services pursuant to contracts with various corporations as well as state governments. Prior to the Company actually providing its services, the client is required to package its software in accordance with Alydaar's Guide to Packaging. Once the client's software is received at Alydaar and properly compiled, there are five phases involved in the Remediation process. In Phase One, SmartCode scans a client's code and automatically identifies the areas for Remediation. Once this is completed, Phase Two is triggered, which involves the manual verification of the Phase One results. Phase Three involves an automatic process that inserts code that corrects the Y2K Problem. Phase Four involves another manual verification of the output of Phase Three. Finally, Phase Five involves an automated quality check to insure that the client's modified code is syntactically correct. The entire process, depending upon the size of the client's applications and the computer language(s) present, can take from three to eight weeks for completion.

         Once the Company has completed its Remediation, the remediated software is returned to the client. The client generally has sixty (60) days to test the code to identify any Y2K issues, which the Company will then correct free of charge. The Company prides itself on the fact that its error rate at the current time is approximately 2.7 errors per 1,000,000 lines of code, which the Company believes is substantially lower than the prevailing market average. The
Company's low error rate serves to attract customers because they believe Alydaar's process reduces testing time and costs. The Company believes that it can further improve on its error rate through additional stringent quality controls.

         The standard contract employed by the Company generally requires payment of an initial percentage of the contract price after receipt and count of the client's code, a further percentage upon delivery of the code back to the client and a remaining small percentage at the end of the testing period. At the inception, the Client is quoted a price for each LOC which can vary as a result of the number of LOC and the complexity of the undertaking.

         In addition to normal Remediation services, the Company also provides auditing services. The auditing services involve a review by the Company, through SmartCode, of a client's software which has been remediated either internally or by a third party. Many companies that have performed internal Remediation are beginning to question the accuracy of their own Remediation and are now looking for third-party validation. The Company believes that confirming the accuracy of already remediated software will become a significant source of revenues in the future.

         For the year ended December 31, 1997, the Company performed services under 41 contracts, many with major corporations. Some of Alydaar's clients included E.I. Dupont DeNemours & Co., 3M Corporation, British Airways PLC, AER Lingus, Ltd., Nabisco, Inc., R.J. Reynolds Tobacco Company, and Smith Barney, Inc.

Marketing

         Over the last few years, computer-dependent companies and the government have generally been slow to address the Y2K Problem for a variety of reasons. To date there has been a general lack of awareness of the pending problem, an unwillingness to admit that a potential problem exists or an unwillingness to immediately address the problem because of the high costs that must be taken as an expense in the year in which the costs are incurred, which could materially affect a company's earnings. As a result, many companies and governments have failed to budget for an expenditure that could be substantial. Many companies and governments are just now beginning to address the Y2K Problem.

         The Company currently conducts direct sales through sales offices located throughout the United States and Europe with a staff of 25 salespeople. The salespeople receive both a base salary and a commission. Names of potential corporate clients are obtained through a variety of sources, including master databases which the Company has purchased from various sources. The Company also markets its services through advertising in major trade magazines, attendance at various trade shows and telemarketing.

         The Company has recently introduced a sales promotion whereby the Company demonstrates SmartCode's Remediation capabilities by remediating 10,000 LOC at no charge to a prospective client. In this way, the Company introduces its services to prospective clients to determine if their software requires Remediation or to provide a free check on the accuracy of any previous
Remediation performed by the prospective client or a third party. This new program has generated interest in Alydaar's services and resulted in new contracts.

         The scalability of the Company's Remediation process enables it to service clients with as little as 1,000,000 LOC or clients with 100 million or more LOC within the same time period. The Company currently targets companies with more than $500 million or more in revenues or companies or governmental agencies which have a Y2K budget of $1,000,000 or more. While the Company has been successful in obtaining contracts following this marketing strategy, there can be no assurance that the Company will be successful in the future. (See "Risk Factors - Uncertainty of Current and Future Demand for Y2K Solutions".)

         In addition to direct marketing, the Company has entered into business arrangements with several other computer software service providers under which those providers recommend Alydaar for code Remediation services. In return the providers receive either a discount to Alydaar's list prices or a commission.

         In October 1997, Alydaar entered into a one-year agreement with Compuware Corporation ("Compuware"). The agreement calls for Alydaar to perform Remediation services as a subcontractor for Compuware's customers. Compuware is a major provider of Y2K testing products and services with at least 11,000 customers worldwide. Under the arrangement, Alydaar will receive a percentage of its normally quoted list prices for such services. The Company has already received several significant contracts through Compuware's recommendation and believes that this relationship will produce significant revenues in the future.

         The Company also markets its services internationally through its wholly owned subsidiary, Alydaar International Ltd. ("Alydaar International"), which the Company acquired in July 1997. Prior to the acquisition, Alydaar International marketed the Company's services through an exclusive arrangement which permitted the use of the name "Alydaar" for the United Kingdom and certain other designated European countries. The subsidiary was acquired by an exchange of stock and the issuance of warrants and was accounted for as a purchase transaction. (See "Financial Information - Footnotes to Audited Financial Statements").

         To further expand its international business, the Company has also entered into marketing alliances with computer services organizations to market Alydaar's services in countries not covered by the Company's direct sales. These countries include South Africa, Australia, New Zealand, Monaco (for Poland), Switzerland, Norway, Sweden and Denmark. These alliances generally provide for the companies to market Alydaar's Y2K services to their customers and receive a commission or discount to list prices.

         The Company also intends to target European financial institutions and other affected businesses for an automated solution to the conversion of software for the change of the various European currencies to the "Euro" which is anticipated to begin by January 1, 1999. The Gartner Group Inc. estimates that the changeover to the "Euro" will cost $150 Billion to $400 Billion to upgrade existing computer systems for financial institutions, other businesses and governments. There can be no assurance that the Company will be able to effectively penetrate this market since at the present time the Company is still in the process of developing a SmartCode tool for the conversions and as such may not be successful. In addition, competitors may be much further advanced in their development of an effective solution and may be able to introduce their solution earlier than Alydaar can.

Competition

         The Company is confronted with two distinct levels of competition: other companies that compete directly with Alydaar by offering other types of Remediation and software services and those companies which use their internal technical staff to complete Remediation.

         On the first level, the Company presently competes with companies which are much better established, more widely known, have been offering computer software services for a much longer period and have far greater resources than the Company. Some of the Companies are International Business Machine, Inc., Computer Associates International Inc., Computer Horizons, Inc. and Keane, Inc. In addition, within the last six months, there has been a proliferation of new companies claiming to have Remediation capabilities. The Company does not believe that these new emerging companies pose a significant competitive threat to the Company's success because they appear inadequately staffed, and, as yet, have no proven track record. However, there is always the possibility that some of these companies could be successful and therefore could pose competition for the Company.

         The second level of competition arises from the fact that many large businesses plan to do their own Remediation by using their own personnel and licensing of Remediation "tools" which are marketed by certain vendors such as Viasoft, Inc. and Peritus Software Services, Inc. While this poses significant competition, the Company believes that as its services and reputation become better known in the marketplace, companies that are now considering in-house Remediation may decide to use the Company's services. In addition, the Company believes that companies using internal staff who are not familiar with the Y2K Problem might fail in their efforts, which might create opportunities for the Company to provide its services. The Company believes that it can successfully demonstrate that its Y2K approach is a more cost-efficient and time expedient solution, especially when the Company's error rate demonstrates that the customer could possibly eliminate or minimize unit testing.

Personnel

         As of December 31, 1997 the Company had 260 employees. Additionally, the Company had 43 contract programmers working at its site. The contract programmers were supplied by independent agencies and Alydaar has the option to hire these programmers as full-time Alydaar employees after a six-month period of time. Of the workforce, 178 individuals are engaged in production, 62 in research and development, 25 in sales, and the balance of 38 in administration and systems support.

         The Company recognizes that it may require more employees as business increases. To date, the Company has been successful in recruiting qualified personnel principally within the Southeastern United States and, as such, the Company believes for the near future it will be able to satisfy its requirements from this labor pool. (See "Risk Factors - Dependence on Key Personnel.")

Patents, Trademarks and Intellectual Property

         The Company holds registered trademarks in the United States for Alydaar(R) and SmartCode(R) and has filed for protection of these trademarks in Europe.

         In addition, Alydaar relies on a combination of copyright, trade secret and trademark laws, and contractual provisions to establish and protect its rights to its proprietary technology. The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. In addition, the Company has adopted stringent internal security measures. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's software or reverse engineer or obtain and use information that the Company regards as proprietary. The Company has no patents and existing copyright and trade secret laws offer only limited protection. (See "Risk Factors - Inability to Protect Proprietary Rights".)

Future Plans and Strategy

         The Company recognizes that the life cycle of the Y2K business is limited. While computer industry experts, such as the Gartner Group, Inc., estimate that the Y2K business will continue at least through the year 2003 because the limited amount of time remaining before January 1, 2000 is forcing companies and governmental authorities to focus their immediate efforts on remediating only their "mission critical" systems, the Company anticipates that there will be a decline in the volume of Y2K business after the year 2000. Therefore, in view of the short life-cycle, the Company has developed an agressive acquisition strategy to acquire companies which are engaged in the business of providing a broad range of computer services and products to position the Company for continued growth after the year 2000. At the present time, the Company is engaged in preliminary discussions with several acquisition candidates. The Company believes that the current general trend is for large companies to retain independent contractors to manage and to take responsibility for day-to-day operations of their Information Technology departments, which is known as "Outsourcing" or "Systems Integration." The Company intends to position itself as an outsourcer or systems integrator through its acquisition strategy and also by leveraging existing client relationships. Utilizing SmartCode, the Company believes that it can automate many of the outsourcing processes and tasks, and, as a result, achieve a significant competitive advantage and increased profit margins from outsourcing. However, there can be no assurance that the Company will be successful in its acquisition strategy or penetrating other markets. Moreover, such acquisition strategy will be dependent upon the ability of the Company to raise sufficient additional capital through internal cash flow or debt or equity offerings. There can be no assurance that the Company will be successful in raising such additional capital. (See "Risk Factors - Future Acquisitions" and "Risk Factors - Technological Changes" and "Dependence on Acquisitions.")

         In addition, the Company currently has approximately 60 of its employees engaged in research and development activities, including the further adaptation of SmartCode to offer additional software re-engineering services, such as conversion of the European currencies into the "Euro" as described above; conversion of financial institutions' software for the mandated conversions from fractions to decimals for stock transactions; and to offer sophisticated language translation services such as converting software code from COBOL 68 to COBOL 370.

Risk Factors

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities

Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Annual Report on Form 10-K. In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this Annual Report.

    -    Continuing Losses

         For each year from December 31, 1994 to December 31, 1997, the Company's financial statements have reflected operating losses, and as of December 31, 1997, the Company has an accumulated deficit of $14,094,107. There can be no assurance that the Company will ever achieve an operating profitability on a quarterly basis, or if achieved, whether the Company will be able to sustain an operating profitability in the future.

    -    Possible Fluctuation of Operating Results

         The Company has experienced fluctuations in revenues. These fluctuations are due, in part, to the fact that the Company only began to generate significant revenues in the second quarter of 1997, when it began to receive deliveries of LOC for Y2K Remediation services. The timing of completion of customer engagements, especially at or near the end of any accounting period, could cause variations in operating results from period to period and could result in quarterly losses. In addition, the Company has experienced, and expects to experience in the future, delays arising from the inability of clients to extract and correctly package software from their mainframe systems. These delays could result in variations in operating results during quarterly and year-end periods. Finally, variations in operating results may occur as a result of a number of other factors such as employee hiring, demand for the Company's services, competitive conditions in the industry, foreign currency exchange rates, changes in pricing policies by the Company or its competitors, and the amount expended for research and development.

    -    Intense Competition

         The market for the Company's Y2K services is intensely competitive at two different levels: Remediation performed in-house and Y2K Remediation software and services offered by direct competitors of the Company, many of whom are better established and have far greater resources than the Company. Likewise, the solutions for Y2K Remediation are characterized by rapid change in technology and user needs and the frequent introduction of new products. (See "Description of Business - Competition.")

    -    Uncertainty of Current and Future Demand for Y2K Solutions

         The Company is currently focusing all of its efforts on the marketing and sale of its Y2K services. Although the Company believes that the market for solutions to the Y2K Problem will grow significantly as the year 2000 approaches, there can be no assurance that this market will develop to the extent anticipated by the Company. In addition, organizations affected by the Y2K Problem may not be willing or able to allocate the financial or other resources required to address the problem in a timely manner. Many organizations may attempt to resolve the problem internally rather than purchase tools and services from outside firms such as the Company. Due to these factors, development of the market for the Y2K Problem is uncertain and unpredictable. If the market fails to increase, or increases more slowly than anticipated, the Company's business, operating results and financial condition could be materially and adversely affected. Furthermore, the demand for Y2K products and solutions is likely to diminish rapidly after the year 2000. As a result, the Company could experience a significant decline in revenues, unless it is able to leverage customer relationships and knowledge of customer systems derived from Y2K services to market other products and services beyond the year 2000. There can be no assurance that the Company will be able to replace revenues related to Y2K services and solutions after the year 2000. (See "Business - Future Plans and Strategy.")

    -    Dependence on Acquisitions

         In order for the Company to sustain its growth and viability after the year 2000, the Company intends to acquire companies which offer a broader range of computer services and products. There can be no assurance that the Company will be able to complete any such acquisitions. Moreover, the Company will require additional capital to finance such acquisitions and there can be no assurance that the Company will be successful in raising additional capital. (See "Business - Future Plans and Strategy.")

    -    Inability to Protect Proprietary Rights

         The Company regards its software products and solutions as proprietary and attempts to protect them under a combination of copyright, trade secret and trademark laws as well as by contractual restrictions on employees and third parties. Despite these precautions, it may be possible for unauthorized parties to copy the Company's software or to reverse engineer or otherwise obtain and use information the Company regards as proprietary. The Company has no patents, and existing trade secret and copyright laws provide only limited protection. Certain provisions of the client agreements generally used by the Company, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions, and the Company is required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

         Significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims for infringement. Although the Company is not currently involved in any litigation with respect to intellectual property rights, infringement claims against software developers are likely to increase as the number of functionally similar products in the market increases. There can be no assurance that third-party claims, with or without merit, alleging infringement will not be asserted against the Company in the future. Such assertions can be time consuming and expensive to defend and could require the Company to cease the use and sale of infringing products and services, to incur significant litigation costs and expenses and to develop or acquire non-infringing technology or to obtain licenses to the alleged infringing technology. If an infringement claim against the Company were successful, there can be no assurance that the Company would be able to develop or acquire alternative technologies or to obtain such licenses on commercially acceptable terms. (See "Business - Patents, Trademarks and Intellectual Property.")

    -    Dependence on Major Customers

         During fiscal 1997, 3M Corporation, Science Applications International Corporation (SAIC) and GE Capital Global Consumer Finance LTD accounted for 14%, 12% and 9% of the Company's revenues, respectively. The Company believes that these customers may require additional Remediation services for other divisions in the future, but these companies are not obligated to use the Company's services exclusively. As such, the Company may not receive future work orders from those customers, which could affect the Company's future revenues. However, at the present time, the Company's customer base has broadened. Therefore, the dependence on these large customers is decreasing, but the loss of these relationships could affect Alydaar's future strategy after the year 2000.

    -    Risks from International Operations

         Approximately 32% of the Company's total consolidated revenues for the year ended December 31, 1997 were attributable to international sales. The Company believes that international business will account for a significant portion of its revenues in the future. International operations are subject to a number of risks, including possible exchange rate fluctuations and difficulty in enforcing agreements and collecting accounts receivable. The Company intends to mitigate its exchange rate risk by requiring payment in US dollars. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the factors described above will not have an adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition. (See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Business - Sales, Marketing and Distribution.")

    -    Dependence on Key Personnel

         The Company's success will depend, in part, upon the retention of key senior management and technical personnel. At the present time the Company does not have employment agreements with its key personnel, nor does it maintain key man life insurance on any of these persons. Further, the Company's success will also depend in part on its ability to hire and retain skilled technical personnel. Although the Company believes it will be able to hire such skilled technical personnel, an inability to do so could materially adversely affect the Company's ability to deliver and enhance its services.

    -    Ability to Manage Change and Rapid Growth

         The Company expects its business to continue to undergo rapid growth and expansion. If the Company experiences such rapid growth and expansion, the Company's profitability will depend on, among other things, its ability to manage a larger number of personnel and to handle those problems normally associated with rapid growth.

    -    Possible Volatility of Stock Price

         The Company's stock price has been highly volatile since it first started trading. The Company believes that factors such as awareness of the Y2K Problem, quarterly fluctuations in results of operations, announcements of new acquisitions by competitors, change in revenue or earnings estimates by securities analysts or other factors may cause the market price of the Company's stock to continue to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results. Due to market and securities analysts' expectations of continued growth and the higher price/earnings ratio at which the Company's stock may trade, any shortfall in meeting such expectations may have a rapid and significant adverse effect on the trading price of the Company's stock. Fluctuations in the market price of the Company's stock may, in turn, adversely affect the Company's ability to complete any targeted acquisitions, its access to capital and financing and its ability to attract and retain qualified personnel. (See "Market for the Company's Common Stock.")

    -    Influence by Existing Shareholder

     Mr. Gruder, the Chief Executive Officer and President, is presently the beneficial owner of approximately 40% of the outstanding shares of the Company's Common Stock. As such, Mr. Gruder is in a position to influence the election of directors and generally to direct the affairs of the Company.

    -    Unlikely to Declare Dividends

         The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business.

    -    Forward-Looking Statements and Associated Risks

         This Annual Report on Form 10-K contains certain forward-looking statements, including (i) the potential size of and anticipated growth in the Y2K compliance market; (ii)
anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the Company's business strategy for growth in its business for Y2K compliance, and (iv) the Company's ability to distinguish itself from its current and future competitors. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. In addition to the other risks described elsewhere in the "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the market for Y2K solutions; (ii) changes in external competitive market factors which might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in the computer hardware and software industries and the Y2K solutions market; and (v) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors" discussion, actual results could differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.



Item 2.  Properties

         The Company presently leases office space to house its operations under four different leases in two office complexes, one located at 2101 Rexford Road, Charlotte, North Carolina and the other located at 2201 Water Ridge Parkway,
Charlotte, North Carolina. The leases at 2101 Rexford Road all expire between August 31, 1998 and November 15, 1998. The Company has made arrangements to extend these leases through January 31, 1999. The lease at 2201 Water Ridge Parkway expires October 31, 2000. The Company intends to relocate to one central location by January 31, 1999 and is currently in negotiations to sublet the 2201 Water Ridge Parkway facilities after February 1, 1999. The Company is currently paying a total annual rent under all of these leases of $799,276.00.

         In addition, the Company leases space for twelve sales offices located throughout the United States and in England. The following is a description of the leases and annual rent:

    Location              Expires  1       Annual Rent
    --------              -------          -----------
1.  Atlanta, GA           6-30-98          $  7,800.00
2.  Denver, CO            7-31-98          $ 16,800.00
3.  Detroit, MI           9-14-98          $ 10,908.00
4.  Los Angeles, CA       Month to Month   $ 11,340.00
5.  Minneapolis, MN       8-30-98          $ 13,800.00
6.  Oakbrook Terrace, IL  7-31-98          $ 14,376.00
7.  Reston, VA            9-14-98          $ 17,160.00
8.  Salem, NH             9-30-98          $  6,000.00
9.  San Francisco, CA     8-31-98          $ 16,800.00
10. Tampa, FL             7-31-98          $  9,276.00
11. Surrey, UK            7-6-2000         $ 87,244.00
                                           -----------
                          Total            $211,504.00
-------------------
         1 All of these leases, with the exception of the Surrey, UK, lease, expire in 1998. It is the Company's intention to renew these leases for a fixed period or continue the leases on a month-to-month basis.


Item 3.  Litigation

         During the year ended December 31, 1997, there were two lawsuits pending against the Company's Chief Executive Officer, Robert F. Gruder ("Gruder") and the Company: Robert Colby v. Robert Gruder et al., Index No. CV 96 02542045, Superior Court (Conn.), Judicial District of New Haven at Meriden (the "Colby Lawsuit") and Andrew Kaplan et al. v. Robert F. Gruder et al., Index No. CV 96 03343085, Superior Court (Conn.), Judicial District of Fairfield at Bridgeport (the "Kaplan Lawsuit").Thomas J. Dudchik, Senior Vice President of the Company, is also named as a defendant in the Kaplan lawsuit.

         The Colby Lawsuit involved allegations that Mr. Gruder promised to provide Colby with shares of stock in Alydaar as reimbursement for a prior investment in GEM Technologies, Inc. ("GEM"), a company founded by Mr. Gruder and of which he was the principal shareholder. This matter was settled by Mr. Gruder on July 25, 1997, and the Company was released from any further liability. In connection with this lawsuit, Mr. Gruder had entered into an agreement to indemnify and hold harmless the Company from any liability. The agreement also provided that the Company would bear Mr. Gruder's and its own legal expenses, which the Company paid. (See "Certain Relationships and Related Transactions.")

         The Kaplan Lawsuit involves allegations by a group of former creditors of GEM of breach of contract and misrepresentations. The plaintiffs claim they were fraudulently induced to invest in GEM; that GEM wrongfully transferred assets to Alydaar and Alydaar promoted products based on technology misappropriated from GEM. The plaintiffs are seeking unspecified damages, but claim they are entitled to damages equal to a nine percent interest in GEM, and as such, some interest in Alydaar. This matter is expected to go to trial in April 1998. Both Mr. Gruder and the Company intend to vigorously defend this action and believe they have meritorious defenses to the action. Mr. Gruder has agreed to indemnify and hold harmless the Company in the event of a judgement against the Company. The Company has agreed to bear all costs of the litigation for itself and Mr. Gruder. Company's litigation counsel is of the opinion that in view of Mr. Gruder's agreement to indemnify the Company, the likelihood of a materially adverse outcome against the Company is remote. (See "Certain Relationships and Related Transactions.")



Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to shareholders during the year ended December 31, 1997.



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stock Matters

         The Company's Common Stock trades on the NASDAQ National Market ("National Market") under the symbol "ALYD." The Common Stock was admitted to trading on the National Market on December 3, 1997. Prior to that and from 1982 through December 2, 1997, the Common Stock traded on the Bulletin Board first as Enertronix and then as Alydaar.

         The following tables set forth the high and low bid prices for the Common Stock on the Bulletin Board and the high and low sales price on the National Market for the years ended December 31, 1996 and 1997.

For Year Ended December 31, 1996
                                               High Bid        Low Bid
1st Quarter Ended March 31, 1996               $13.75          $ 1.125
2nd Quarter Ended June 30, 1996                $31.50          $10.375
3rd Quarter Ended September 30, 1996           $19.75          $10.25
4th Quarter Ended December 31, 1996            $16.125         $10.375


For Year Ended December 31, 1997
                                               High Bid        Low Bid
1st Quarter Ended March 31, 1997               $12.187         $ 9.25
2nd Quarter Ended June 30, 1997                $22.125         $ 8.00
3rd Quarter Ended September 30, 1997           $32.125         $19.00
Period Ended November 30, 1997                 $22.50          $11.437
Period Ended December 31, 1997 1               $19.25          $14.125
---------------------
         1 The Company's Common Stock was admitted to trading on the National Market on December 3, 1997, and as such, the price reflects the high and low sales for the month of December, 1997.

         The tables set forth above were for periods as reported by the National Association of Securities Dealers Corporate composite feed and NASDAQ. The figures represent inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         As of December 15, 1997, the approximate number of beneficial holders of the Common Stock of the Company was approximately 6,300, based on information received from the Company's transfer agent and those brokerage firms who hold securities for customers in "street name."

         The Company has not paid any cash dividends since its inception. By reason of its present financial status and contemplated future financial requirements, the Company does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings will be used to finance the Company's growth. (See "Risk Factors - Unlikely to Declare Dividends.")

Item 6.  Selected Financial Data


                                                                  Years Ending December 31st
                                         -----------------------------------------------------------------------------
                                              1997             1996            1995           1994           1993
                                              ----             ----            ----           ----           ----
Net Revenues                               $10,736,237       $37,500         $229,400       $160,400       $30,000
Payroll and Related Costs                  $13,800,797      $3,598,307       $443,741       $235,593       $92,990
Net (Loss) from Operations                ($7,797,167)     ($5,132,845)     ($580,148)     ($304,466)     ($196,730)
Net (Loss) from Operations
    Per Common Share                         ($.51)           ($.41)          ($.05)         ($.03)         ($.02)
Total Assets                               $18,866,474      $2,869,292       $133,195       $160,011       $24,723
Long Term Obligations                       $101,230           -0-             -0-            -0-            -0-
Cash Dividends                                 -0-             -0-             -0-            -0-            -0-

         Prior to 1994, the operations of the Company were primarily related to research and development of computer language translation services: converting one computer language to another. Between 1994 and 1996, the Company directed its efforts to adapting SmartCode as an automated solution to the Y2K Problem. As such, the financial data is not truly indicative of future operating results. The Company only began to generate revenues from its Y2K Problem solution commencing with the second quarter of calendar 1997.



Item 7. Management's Discussion and Analysis of Consolidated Financial Condition
                  and Results of Operations

         The following discussion should be read in conjunction with the "Selected Financial Data" and the other financial data appearing elsewhere in this Report. This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements contained in Management's Discussion and Analysis and elsewhere in this Annual Report.

Results of Operations

    -    Revenues

         Net revenues earned for the year ended December 31, 1997 ("1997") and December 31, 1996 ("1996") approximated $10,736,000 and $38,000, respectively. The Company was essentially a research and development company during 1996 and through the first quarter, 1997. The Company began to generate revenues in the second quarter,

1997, from its proprietary, internally developed software solution for the Y2K Problem. During 1996, the Company's revenues decreased from $229,000 in 1995 to $38,000, because the Company's strategy changed during 1995, from marketing its language translation services to focusing all available resources on research and development of an automated factory solution for the Y2K Problem. Revenues earned during 1995 were from the completion of contracts awarded during 1994 for computer language translation projects.

    -    Operating Expenses

         Operating expenses also experienced major increases from $5,199,000 in 1996 to over $19,218,000 in 1997, a 270% increase. The change from a research and development company in 1996 to an operating company in 1997 caused this dramatic increase in operating expenses. Also, Alydaar International, Ltd. ("Alydaar International"), as a result of the Company's acquisition, added $1,161,000 to operating expenses during 1997 for its cost of operations during the last half of 1997. Payroll and related benefit costs increased from $3,598,000 in 1996 to $13,800,000 in 1997, a 284% increase, as the Company added new personnel (from 194 people at December 31, 1996 to over 300 people at December 31, 1997) to meet the increase in sales volume. As such, the Company absorbed a full-year cost of the 1996 increase in personnel from 30 people at June 30, 1996 to 194 at December 31, 1996. Occupancy costs also increased by approximately $781,000 from 1996 to 1997, as the Company expanded its operating facilities (or "factory") capacity and opened over a dozen regional sales offices in the USA and UK during 1997. Advertising and promotion expenditures increased from approximately $215,000 in 1996 to $832,000 in 1997. This increase was due to increased marketing efforts by the Company's sales force via print, direct mail and telemarketing efforts and over $208,000 worth of demonstrations in 1997. Depreciation and amortization expense increased by $488,000, due in large part to the amortization of $6,719,000 of goodwill, which was recorded at the time of acquisition of Alydaar International, and the increase in the amount of property and equipment of $1,839,000. Bad debt expense was $311,000 in 1997, compared to no bad debt write-off or provision for losses in 1996. Other operating expenses increased $1,619,000 in 1997, due mostly to the significant increase in personnel, marketing and selling activities and expanded square footage occupied in 1997 versus 1996. Categories showing significant increases included travel, meals and entertainment expenses, which increased from $219,000 in 1996 to $747,000 in 1997; telephone expenses increased by $138,000 in 1997 from 1996 due to a significant increase in sales and marketing efforts during 1997 and increase in sales force from one person in 1996 to 22 people from August 1997 through the end of the year; office supplies and related expenses increased to $122,000 from $31,000 in 1996 due to increased personnel; professional fees, which increased $348,000 primarily due to legal fees incurred by the Company to defend against two civil actions filed against the Company in late 1996; computer supplies and related expenses increased $79,000; sales office expenses, including telephone, copying and similar expenses increased $57,000; and other administrative and operating expenses, including postage and employee training costs, increased by $378,000.

         Operating expenses increased from December 31, 1995 ("1995") to December 31, 1996 ("1996") by $4,396,000. Substantially all of this increase was caused by the Company's change in its business focus to provide a Y2K automated factory solution. Payroll and related costs increased by $3,154,000 in 1996, a 710% increase, as the Company added new personnel (from 10 to 194 people) required to staff its operating facility in Charlotte, North Carolina. Occupancy costs increased by $287,000 in 1996, a 859% increase, as additional space was obtained as the Company began its facility expansion efforts. Advertising expenses increased by $127,000, a 44% increase, as the Company embarked upon its print advertising campaign for Y2K solution. Other operating expenses increased $500,000, a 232% increase, due principally to the increase in number of square feet occupied and number of personnel.

    -    Net Loss

         Net loss  increased  to  $7,797,000  from  $5,132,000  in  1996,  a 52%
increase, from 1996 to 1997, due to the Company's increased expenditures to increase its capacity during 1997. The Company experienced significantly slower flow of code from its customers than had been anticipated, particularly during the first three quarters of 1997, resulting in the loss from operations due to significant idle "factory" capacity. The increase in net loss from $580,000 in 1995 to $5,132,000 in 1996, a 785% increase, was due primarily to the Company's decision to add approximately 150 people during the last half of 1996 and to increase space occupied from 3,100 square feet to approximately 30,000 square feet during the first half of 1996.

Liquidity and Capital Resources

         At December 31, 1997, the Company had working capital of $6,466,000 as compared to negative working capital of ($1,727,000) at December 31, 1996. The change from 1996 to 1997 was due primarily to an increase in accounts receivable of approximately $4,963,000 and an increase in costs and estimated earnings in excess of billings of approximately $1,298,000, which resulted from revenues primarily generated during the second half of 1997 of approximately $8,500,000. Cash increased to $1,527,000 from $379,000 at the end of 1996.

         The sources of cash were primarily sales of stocks and exercises of warrants and options, which provided $16,985,000, and loans from shareholders, net of repayments of $900,000, of $463,000. The uses of cash were primarily to fund net cash operating requirements of $14,291,000, purchase of equipment of $1,664,000 and a loan to Alydaar International of $300,000, which was made prior to acquisition.

         As of March 31, 1998, the Company is negotiating with a major financial institution to obtain a $5,000,000 revolving line of credit facility, which would be secured by its accounts receivable. The Company expects to complete the negotiations and to sign an agreement for the facility by the end of April 1998. Borrowings under the facility would be used for working capital requirements.

         Based on its current operating plan, the Company believes that its cash on hand and its cash flow from operations will be sufficient to meet its working capital requirements at least during the next twelve months.

Foreign Operations

         On July 1, 1997 (the third quarter), the Company acquired 100% of the outstanding shares of Alydaar International, Ltd. ("Alydaar International") in exchange for 791,652 shares of the Company's Common Stock and the issuance of 207,152 Warrants plus the forgiveness of debt. This acquisition was accounted for as a purchase transaction. Accordingly, 100% of the revenues earned and expenses incurred by Alydaar International since the acquisition date, are included in the Consolidated Statement of Operations. From July through December 31, 1997, Alydaar International contracted sales accounted for approximately 30% of the total consolidated revenues recorded for the full year of 1997. The amount of sales made during the period which were subject to currency exchange rate adjustment was not significant. It is anticipated that the amount of future contracts generated by Alydaar requiring payment in foreign currencies will be immaterial in amount. Therefore, the currency exchange rate adjustment risk is expected to be insignificant.

         The Company does not view other risks inherent in international operations, such as political and regulatory, contractual enforceability, economic instability, etc., to have a material effect upon its foreign operations because its target customers are large, established companies which are domiciled in European Union countries or other countries which have stable governments and economies.

Impact of Inflation

         The Company believes that inflation will not have a material impact upon its future operating results.



Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data commence on page F-1.



Item 9.  Changes and Disagreements with Accountants on Accounting and Financial
                  Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant and Compliance with
                  Section 16(a)


Directors and Executive Officers    Age    Position
Robert F. Gruder                    39     Chief Executive Officer, President
                                           and Chairman of the Board
V. Hollis Scott                     51     Chief Financial Officer, Secretary
                                           and Director
Frank G. Milligan                   57     Chief Operating Officer
Thomas J. Dudchik                   38     Senior Vice President and Director
James F. Helm                       56     Chief Information Officer
J. Alex McMillan                    65     Director
John McCarthy                       58     Director

         Directors are elected to serve until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. The Board of Directors held three meetings during the calendar year 1997 and also met informally and acted by written consent during the year. Officers serve at the discretion of the Board of Directors subject to any contracts of employment. At the present time there are no contracts.

     Robert F. Gruder has served as Chief Executive Officer, President and Chairman of the Board of Directors since 1989, when the Company was first acquired. Prior to his association with the Company and for three years, Mr. Gruder served as president of GEM Technologies, Inc. ("GEM"), a company which was engaged in developing a computer language compiler. GEM filed for bankruptcy in 1992 pursuant to Chapter 7 of the Bankruptcy Code. Mr. Gruder was the principal stockholder of GEM. Prior to Mr. Gruder's association with GEM, he was employed at three different banks. Mr. Gruder is a graduate of American University and holds a BS degree in finance.

         V. Hollis Scott has served as Chief Financial Officer, Secretary and Director since January 1996. Prior to January 1996 and from November 1988, Mr. Scott served as Senior Vice President and Treasurer of the Cato Corporation, a publicly held 600-store ladies' apparel retailer. Before 1988, he held senior financial management positions with a cable television operator and with a department store chain. Prior to that, he was employed with Ernst & Young. Mr. Scott is a graduate of the University of Virginia and is a licensed certified public accountant.

         Frank G. Milligan joined the Company as Chief Operating Officer in December 1996. Between 1963 and December 1996, Mr. Milligan was employed by IBM. He served as a senior manager with various management responsibilities in development and systems integration and general business management. Mr. Milligan attended the University of Tennessee, where he received BS and MS degrees in electrical engineering.

     Thomas J. Dudchik joined the Company as Senior Vice President in February 1996. He is responsible for all national and international marketing and investor relations. Prior to joining the Company, Mr. Dudchik served as Deputy Chief of Staff for Connecticut Governor Lowell P. Weicker, Jr. from January 1993 through January 1995. As part of his responsibilities, Mr. Dudchik administered the State of Connecticut's $10 billion annual budget for the 26 major state agencies, covering 50,000 state employees. From February 1991 through December 1992, Mr. Dudchik served as Deputy Commissioner of the Connecticut Department of Environmental Protection. From February 1995 through January 1996 he operated an advertising and sales promotion business. Mr. Dudchik received a BA degree from Trinity College.

         James F. Helm joined the Company in April 1996. Mr. Helm serves as Chief Information Officer for Information Technology. Prior to joining the Company, Mr. Helm acted as an independent consultant to various companies between 1994 and 1996. Prior to that, he was employed by Formula Consultants, Inc. from June 1992 to May 1994 in various management positions and acted as consultant to that company from February through May of 1992. From 1969 to October 1991, Mr. Helm held various management positions with Unisys Corporation ("Unisys"). His last position with Unisys was Vice President of Customer Services.

         J. Alex McMillan was elected a Director of the Company effective March 19, 1997. Mr. McMillan is currently employed with The McMillan Group, merchant bankers and consultants. Between April 1, 1997 through December 31, 1997, Mr. McMillan was retained by the Company to act as an independent consultant to assist the Company in developing government contracts. (See "Certain Relationships and Related Transactions".) From 1985 through 1994 Mr. McMillan served in the US House of Representatives, representing the 9th Congressional District for the State of North Carolina. While a member of Congress, Mr. McMillan served on various committees, including Energy and Commerce, Budget, Bank and Small Business. From 1976 through 1983, Mr. McMillan was President and Chief Executive Officer of Harris Teeter Supermarkets, Inc., a regional chain of supermarkets owned by the Ruddick Corporation. Mr. McMillan currently serves as a Director of Interstate/Johnson Lane, Inc., and Scottish Bank of Charlotte, North Carolina, both publicly held companies. Mr. McMillan holds an MBA from the Darden School, University of Virginia.

         John McCarthy was appointed to serve as a Director in August 1997. For approximately 31 years, Mr. McCarthy has been employed in the brokerage business in the data processing area. He has held management positions in various brokerage firms.

From 1993 until December 1997, he was employed with Smith Barney & Co. as Senior Vice President and Year 2000 Project Director.

         Messrs. McMillan, McCarthy and Scott currently serve on the Company's Audit Committee, which committee is charged with, among other things, the review with the Company's auditors of the general scope of the Company's annual audit; a review of the annual audit and the auditor's report on the adequacy of internal controls and other findings; review of the auditor's management letter; and the implementation of any corrective measures, if so required.

         Messrs. McMillan, McCarthy and Gruder currently serve on the Company's Compensation Committee, which committee is charged with the review of officers' compensation, bonuses and the granting of stock options.

         The Company's outside directors, upon their appointment to the Board, were given an award of 15,000 warrants each. The warrants are only exercisable one year from the date of the grant at the fair market price of the Company's Common Stock on the date of grant. The options will expire in 2007. The outside directors do not receive any compensation for their attendance at meetings.

         Based solely on review of the copies of such forms furnished to the Company or written representations that no forms 5 were required, the Company believes that during the year ended December 31, 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.



Item 11.  Executive Compensation

         The following tables set forth information with respect to compensation paid by the Company for the services to the Company during the three years ended December 31, 1997 by the Company's Chief Executive Officer. No other officer receives compensation in excess of $100,000.

                                                       SUMMARY COMPENSATION TABLE
                                                                                               Long Term Compensation
                                                    Annual Compensation                  Awards             Payouts
                 (a)                     (b)         (c)          (d)         (e)          (f)          (g)        (h)        (i)
                                                                                           Re-
                                                                             Other      stricted    Securities
                                                                             Annual       Stock     Underlying     LTIP    All Other
                                                                            Compen-      Awarded     Options/    Payouts    Compen-
Name and Principal Position             Year      Salary($)    Bonus($)    sation ($)      ($)       SARs (#)      ($)    sation ($)
---------------------------             ----      ---------    --------    ----------     -----      --------     -----   ----------
Robert F. Gruder                        1997        60,000        -0-         -0-          -0-        2,000 1      -0-       -0-
Chief Executive Officer                 1996        60,000        -0-         -0-          -0-          -0-        -0-       -0-
                                        1995        60,000        -0-         -0-          -0-          -0-        -0-       -0-

-------------------
         1 Mr. Gruder was granted 2,000 incentive stock options under the 1994 Plan on April 24, 1997. The options are exercisable at $8.80 per share. 1,000 options vest on April 24, 1998 and 1,000 options vest on October 24, 1998. The options expire on April 24, 2002.

         The senior executive officers do not currently receive any other personal benefits. The Company offers health insurance to all of its employees. The Company also has a 401(k) program, but during the year 1997, the Company made no contributions.



                                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Potential Realizable Value at
                                                                                                          Assumed Annual Rates of
                                                                                                        Stock Price Appreciation for
                                           Individual Grants                                                     Option Term
           (a)                    (b)               (c)                (d)                 (e)                (f)            (g)
                               Number of        % of Total
                              Securities         Options/
                              Underlying           SARs
                               Options/         Granted to
                                 SARs          Employees in         Exercise
Name                          Granted (#)       Fiscal Year       Price ($/Sh)       Expiration Date         5% ($)         10% ($)
----                          -----------       -----------       ------------       ---------------         ------         -------
Robert F. Gruder                    2,000 1         0.2%               8.80              4/24/02             2,820           8,160

-------------------
         1 The exercise price for the options granted to Mr. Gruder was established at 110% of fair market value on date of grant. 1,000 of these options will vest on April 24, 1998, and 1,000 will vest on October 24, 1999.

                                   AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                                             AND FY-ENDED OPTION/SAR VALUES
                                                                                                          Value of
                                                                                    Number of            Unexercised
                                                                                   Unexercised          In-the-Money
                                                                                   Options/SARs         Options/SARs
                                          Shares                                  at FY-End (#)         at FY-End ($)
                                       Acquired on          Value Realized         Exercisable/         Exercisable/
Name                                   Exercise (#)              ($)              Unexercisable         Unexercisable
----                                   ------------             -----             -------------         -------------
                                                  Not Applicable

Employment Agreements

         At the present time none of the Company's senior executive officers have employment agreements with the Company. Once the Company is in a sounder financial condition to pay salaries actually commensurate with each officer's position and the services he renders to the Company, employment agreements will be negotiated.

Stock Option Plans

         In 1994, the Company adopted the Omnibus Stock Plan (the "1994 Plan") for the benefit of its employees. The 1994 Plan covered the issuance of 375,000 options to purchase shares of the Company's Common Stock. The 1994 Plan was subsequently amended in December 1996 by the Board of Directors to increase the number of options from 375,000 to 1,000,000. This increase requires ratification by shareholders, which the Company intends to present to shareholders at its forthcoming annual meeting now scheduled for May 22, 1998. On October 20, 1997, the Board of Directors also approved an increase of the number of shares subject to the 1994 Plan to 2,000,000, which the Company also intends to present to shareholders for their approval at the next annual meeting. The award of options in excess of 375,000 under the Plan are therefore subject to shareholder approval. The 1994 Plan provides for the issuance of options and/or stock appreciation rights. The 1994 Plan permits the issuance of either incentive stock options or non-qualified stock options. In case of incentive stock options (as defined under Section 422 of the Internal Revenue Code), the exercise price can be no less than fair market value on the date of grant. In the case of non-qualified stock options, the exercise price may be less than then fair market value. To date no options have been granted at less than fair market value at date of grant. The 1994 Plan is administered by the Compensation Committee. All employees and directors are entitled to participate in the 1994 Plan, except that no members of the Committee may participate. As of December 31, 1997, there were 977,400 options outstanding. The Company has adopted a policy of offering options to all full-time employees, which enables the Company to attract and retain skilled and dedicated personnel. All of the outstanding options expire at various times between December 2005 and 2007 with exercise prices ranging from $1.19 per share to $27.88 per share.

         During the year ended December 31, 1997 the Board of Directors approved the adoption of the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Shareholders of the Company will be requested to ratify the adoption of the Purchase Plan at the Company's Annual Meeting of Shareholders. The Purchase Plan would permit employees of the Company to purchase shares of the Company's Common Stock through payroll deductions at six-month intervals as specified in the Purchase Plan at a 15% discount from market. The Purchase Plan is to be administered by members of the Board who are ineligible to participate in the Purchase Plan. An employee electing to participate can have up to 10% of his weekly salary withheld for the purchase of stock. A participant who is not subject to Section 16(b) of the Exchange Act may withdraw shares at any time after the shares have been purchased and credited to the participant's account. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, the Purchase Plan requires approval of the stockholders. If participants wish to avoid a tax on the purchase of Common Stock under the Purchase Plan, the participant must meet certain holding period requirements as required by the Code. The aggregate amount of purchases by any employee may not exceed $25,000 per year. A total of 200,000 shares have been reserved by the Company under the Purchase Plan.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group:

Name and Address                       Amount and Nature        Percent of Class
Robert F. Gruder                           7,030,325                  38.8%
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC  28211
V. Hollis Scott                              186,667 1                  1.0%
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC  28211
Thomas J. Dudchik                            226,166 2                  1.3%
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC  28211
Frank G. Milligan                             30,000 3                    *
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC  28211
James F. Helm                                 20,250 4                    *
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC  28211
J. Alex McMillan (Director)                   27,840 5                    *
3801 Barnwood Drive
Charlotte, NC  28211
John McCarthy (Director)                         -0-                      *
4 Glenwood Circle
East Windsor, NJ  08520-2304
All officers and directors
    as a group (9 persons)                 7,576,248                  42.5%



--------
     1 Includes 100,000 shares issuable upon exercise of options which vest on April 24, 1998.
     2 Includes 200,000 shares issuable upon exercise of options. Of these, 50,000 options vest on April 24, 1998.
     3 Includes 10,000 shares issuable upon exercise of options and an additional 20,000 shares issuable upon exercise of options, which options vest on April 24, 1998.
     4 Includes 10,000 shares issuable upon exercise of options and an additional 10,000 shares issuable upon exercise of options, which options vest on April 24, 1998.
     5 Includes 15,000 shares issuable upon exercise of warrants and warrants to purchase 7,840 shares owned by a company which Mr. McMillan controls.
     * Represents less than 1% ownership.

Item 13.  Certain Relationships and Related Transactions

         In connection with the litigation referred to in Item 3, "Legal Proceedings," Mr. Robert Gruder, President and Chief Executive Officer of the Company, entered into agreements with the Company to indemnify the Company against any liability resulting from a final unappealable judgment. The Colby Lawsuit was settled by Mr. Gruder in 1997, and the Company was released from all liability. Pursuant to the agreement with Mr. Gruder, the Company paid all his legal expenses. Mr. Gruder has also entered into an agreement to indemnify the Company from all liability in connection with the Kaplan Lawsuit, which is now scheduled for trial in April 1998. In consideration of the agreement to indemnify the Company, the Company agreed to pay Mr. Gruder's legal fees and expenses in defending the Kaplan Lawsuit.

         Between April 1, 1997 and December 31, 1997, The McMillan Group, owned by Mr. Alex McMillan, who is a Director of the Company, was retained by the Company to act as an independent consultant to assist the Company in developing government contracts.
(See "Directors and Executive Officers of the Registrant.")

         Robert F. Gruder, Chairman and Chief Executive Officer, has made advances to the Company from time to time to assist the Company in its working capital requirements. As of January 1, 1997, $500,000 of principal and $3,550 of interest were owed by the Company to Mr. Gruder. During 1997, Mr. Gruder advanced an additional $1,100,000 to the Company, and during the year the Company repaid Mr. Gruder $800,000, leaving a balance due Mr. Gruder at year end of $800,000 of principal and accrued interest at 10.5% per annum of $27,868. The advances are evidenced by promissory notes payable on demand.

         Just before December 31, 1997, V. Hollis Scott, Chief Financial Officer of the Company, advanced the Company $166,700 with interest at 10.5% per annum. The loan is evidenced by a promissory note payable on demand.



                                     PART IV

Item 14.  Exhibits, List and Reports on Form 8-K

(a)      1.       Financial Statements and Schedules
                  The financial statements and schedules appearing after the Index to Exhibits are filed as part of this Annual Report.

         2.       Exhibits
                  The exhibits listed on the Index to Exhibits following the Signature Page are filed as part of this Annual Report by incorporation by reference from the filings indicated in the footnotes to the Index

(b) On September 14, 1997, the Company filed a report on Form 8-K reporting the sale of 150,000 shares of the Company's Common Stock for an aggregate consideration of $2,250,000 pursuant to Regulation S promulgated under the Act. The report included Item 7 - Financial Statements and Exhibits and Item 9 - Sale of Equity Securities Pursuant to Regulation S.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d), the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALYDAAR SOFTWARE CORPORATION

                                      By: /s/ Robert F. Gruder
                                      Robert F. Gruder, Chief Executive Officer,
                                         President and Chairman

Dated:  April 3, 1998


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 3, 1998, by the following persons on behalf of Registrant and in the capacities indicated.

                                      /s/ Robert F. Gruder
                                      Robert F. Gruder, Chief Executive Officer,
                                         President and Chairman

                                      /s/ Frank G. Milligan
                                      Frank G. Milligan, Chief Operating Officer

                                      /s/ V. Hollis Scott
                                      V. Hollis Scott, Chief Financial Officer,
                                         Secretary and Director

                                      /s/ Thomas J. Dudchik
                                      Thomas J. Dudchik, Senior Vice
                                         President and Director

                                      /s/ James F. Helm
                                      James F. Helm, Chief Information Officer

                                      /s/ J. Alex McMillan
                                      J. Alex McMillan, Director

                                      /s/ John McCarthy
                                      John McCarthy, Director

                                                 INDEX TO EXHIBITS


 3.1(a)     Articles of Incorporation of Daar, Inc. 1
 3.1(b)     Articles of Merger of Alydaar Software Corporation into Daar, Inc. 1
 3.1(c)     Plan of Merger 1
 3.2        Amended and Restated By-Laws of Alydaar Software Corporation 1
10.2        Omnibus Stock Option Plan 1
10.3        Amendments to Omnibus Stock Plan *
10.4        Standard Continuing Service Agreement *
10.5        Indemnification Agreement by Robert H. Gruder *
10.6        1997 Employee Stock Purchase Plan *
10.7        Purchase Contract of Alydaar International, Ltd. *
10.8        Subcontractor   Agreement   between   Alydaar  and   Compuware
              Corporation (filed separately with the Securities and Exchange Commission and "Confidential Treatment" requested)
16.1        Letter re:  change in accountant 1
27          Financial Data Schedule *

------------------
         * Filed herewith
         1  Incorporated  by  reference  from  the  Company's   Registration  of
Securities on Form 10 pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 filed with the Commission

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                  Page

Independent auditors' report                                      F-2

Consolidated balance sheets                                       F-3

Consolidated statements of operations                             F-4

Consolidated statement of stockholders' equity (deficiency)       F-5

Consolidated statements of cash flows                             F-6

Notes to consolidated financial statements                     F-7 - F-15

                          Independent Auditors' Report


Board of Directors and Stockholders
Alydaar Software Corporation and Subsidiary
Charlotte, North Carolina

We have audited the consolidated balance sheets of Alydaar Software Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stock holders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alydaar Software Corporation and Subsidiary as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                           HOLTZ RUBENSTEIN & CO., LLP
                                           /s/ Holtz Rubenstein & Co., LLP


Melville, New York
March 6, 1998


                   ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
         ASSETS                                                                  1997                   1996
         ------                                                             --------------         ---------

CURRENT ASSETS:
   Cash                                                                     $    1,526,924         $     379,382
   Accounts receivable, net allowance for doubtful
     accounts of $115,000 and $0, respectively                                   5,150,617               187,500
   Costs and estimated earnings in
     excess of billings                                                          1,297,986                    -
   Prepaid expenses                                                                249,801                 6,903
   Other receivable (Note 3)                                                       435,000               490,000
   Deferred tax asset (Note 11)                                                    600,000                    -
   Loan to stockholder                                                              51,256                51,256
                                                                            --------------         -------------
       Total current assets                                                      9,311,584             1,115,041

PROPERTY AND EQUIPMENT, net (Note 4)                                             2,919,077             1,694,029

GOODWILL, net of accumulated amortization
   of $223,800 (Note 2)                                                          6,494,783                    -

OTHER ASSETS                                                                       141,030                60,222
                                                                            --------------         -------------

                                                                            $   18,866,474         $   2,869,292
                                                                            ==============         =============
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                         $    1,005,923         $   2,028,566
   Accrued sales commissions                                                       205,000                    -
   Accrued payroll                                                                 145,000                17,400
   Other current liabilities                                                       451,638               138,469
   Billings in excess of costs and estimated
     earnings on contracts in progress                                              49,497               150,000
   Current portion of capital lease obligations                                     21,869                    -
   Loans payable, stockholders (Note 5)                                            966,700               507,530
                                                                            --------------         -------------
       Total current liabilities                                                 2,845,627             2,841,965
                                                                            --------------         -------------

CAPITAL LEASE OBLIGATION                                                           101,230                    -
                                                                            --------------         ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:  (Notes 2, 5 and 6)
   Common stock, $0.001 par value, 20,000,000 shares
       authorized; 17,808,728 and 13,983,282 shares issued                          17,809                13,983
   Additional paid-in capital                                                   30,113,284             6,311,079
   Deficit                                                                     (14,094,107)           (6,296,940)
   Foreign currency translation adjustment                                         (26,924)                   -
                                                                            --------------         ------------
                                                                                16,010,062                28,122
   Less: treasury stock, at cost                                                      (445)                 (795)
         receivable from warrant exercise                                          (90,000)                   -
                                                                            --------------         ------------

       Total stockholders' equity                                               15,919,617                27,327
                                                                            --------------         -------------

                                                                            $   18,866,474         $   2,869,292
                                                                            ==============         =============

                 See notes to consolidated financial statements


                   ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                               Years Ended
                                                                              December 31,
                                                      ------------------------------------
                                                            1997                  1996                  1995
                                                      ---------------        ---------------        --------

REVENUES (Note 8)                                     $    10,736,237        $        37,500        $    229,400
                                                      ---------------        ---------------        ------------

EXPENSES:  (Notes 6 and 9)
   Payroll and related costs                               13,800,797              3,598,307             443,741
   Rent and occupancy                                       1,102,050                320,707              33,421
   Advertising and promotion                                  832,270                215,453              87,716
   Depreciation and amortization                              837,897                349,655              23,203
   Bad debt expense                                           310,833                     -                   -
   Other operating expenses                                 2,333,821                714,648             215,367
                                                      ---------------        ---------------        ------------
                                                           19,217,668              5,198,770             803,448
                                                      ---------------        ---------------        ------------

       Loss from operations                                (8,481,431)            (5,161,270)           (574,048)
                                                      ---------------        ---------------        ------------

OTHER INCOME (EXPENSES):
   Interest expense                                           (54,171)                (3,550)             (7,700)
   Interest income                                             14,454                  6,812               1,600
   Other income                                               123,981                 25,163                  -
                                                      ---------------        ---------------        -----------
                                                               84,264                 28,425              (6,100)
                                                      ---------------        ---------------        ------------


LOSS BEFORE TAX BENEFIT INCOME                             (8,397,167)            (5,132,845)           (580,148)

INCOME TAX BENEFIT (Note 11)                                 (600,000)                    -                   -
                                                      ---------------        ---------------        -----------

NET LOSS                                              $    (7,797,167)       $    (5,132,845)       $   (580,148)
                                                      ===============        ===============        ============


NET LOSS PER SHARE                                          $(.51)                 $(.41)               $(.05)
                                                            =====                  =====                =====

WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                 15,387,125             12,394,056             10,894,254
                                                      ==========             ==========             ==========









                 See notes to consolidated financial statements

                   ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                               EQUITY (DEFICIENCY)
                               (Notes 2, 5 and 6)

                                                                                    Foreign                  Receivable    Total
                               Common Stock     Additional                          Currency                    from   Stockholders'
                             Shares               Paid-in               Subscribed Translation Treasury Stock  Warrant  (Deficiency)
                           Outstanding  Amount    Capital      Deficit     Stock   Adjustment  Shares Amount   Exercise    Equity
                           ----------- -------- ----------- ------------ --------- --------  -------- -------- -------- ------------

Balance, January 1, 1995     10,932,613 $10,933 $ 1,129,644  $  (583,947)(450,000) $     -        -   $    -     $   -   $  106,630

Issuance of common shares       654,760     654     352,726           -        -         -        -        -         -      353,380
Conversion  of subscribed
   stock to treasury stock           -       -           -            -   450,000        -  (900,000)(450,000)       -           -
Retirement of treasury stock   (400,000)   (400)   (199,600)          -        -         -   400,000  200,000        -           -
Net loss                             -       -           -      (580,148)      -         -        -        -         -     (580,148)
                             ----------- ------- ----------- ------------ --------  ------- ---------  -------- --------   ---------

Balance, December 31, 1995   11,187,373  11,187   1,282,770   (1,164,095)      -         -  (500,000)(250,000)       -     (120,138)

Issuance of common shares     2,385,909   2,386   5,076,014           -        -         -        -        -         -    5,078,400
Issuance of common shares
   as treasury stock            900,000     900        (900)          -        -         -  (900,000)    (900)       -         (900)
Shares issued to employees
   from exercise of
   stock options                 10,000      10     202,695           -        -         -   105,000      105        -      202,810
Retirement of treasury stock   (500,000)   (500)   (249,500)          -        -         -   500,000  250,000        -           -
Net loss                             -       -           -    (5,132,845)      -         -        -        -         -   (5,132,845)
                            ----------- -------- ----------- ------------ --------  -------  -------- -------- --------  ----------

Balance, December 31, 1996   13,983,282  13,983   6,311,079   (6,296,940)      -         -  (795,000)    (795)       -       27,327

Issuance of common shares
   for cash, net              1,703,500   1,704  12,986,118           -        -         -        -        -         -   12,987,822
Issuance of securities for
   services                      45,000      45     367,455           -        -         -        -        -         -      367,500
Issuance of securities in
   connection with
   business acquisition         791,652     792   6,358,208           -        -         -        -        -         -    6,359,000
Shares issued from exercise
   of stock options/warrants  1,235,294   1,235   4,086,494           -        -         -    350,000     350   (90,000)  3,998,079
Conversion of debt for equity    50,000      50       3,930           -        -         -         -       -         -        3,980
Translation adjustments              -       -           -            -        -    (26,924)       -       -         -      (26,924)
Net loss                             -       -           -    (7,797,167)      -         -         -                 -   (7,797,167)
                             ---------- ------- ----------- ------------- -------- --------- --------- ------- --------  -----------

Balance, December 31, 1997   17,808,728 $17,809 $30,113,284 $(14,094,107)      -   $(26,924) (445,000) $ (445) $(90,000) $15,919,617
                             ========== ======= =========== ============= ======== ========= ========= ======= ========= ===========

                 See notes to consolidated financial statements

                   ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended
                                                                                       December 31,
                                                                  ---------------------------------
                                                                        1997               1996              1995
                                                                  ----------------    --------------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $     (7,797,167    $   (5,132,845    $    (580,148)
                                                                  ----------------    --------------    -------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Stock based compensation                                            330,500           252,810               -
       Allowance for doubtful accounts                                     115,000                -                -
       Depreciation and amortization                                       837,897           349,655           23,203
       Deferred tax benefit                                               (600,000)               -                -
       (Increase) decrease in assets:
         Accounts receivable                                            (4,963,962)          (37,500)          91,650
         Costs and estimated earnings
           in excess of billings                                        (1,297,986)               -                -
         Prepaid expenses                                                  (66,719)           (2,760)          (4,143)
       (Increase) decrease in liabilities:
         Accounts payable                                               (1,202,354)        1,986,654           19,161
         Accrued sales commissions                                         205,000                -                -
         Accrued payroll                                                   127,600             7,702            4,557
         Other current liabilities                                         191,494           (59,274)         176,254
         Billings in excess of costs
           and estimated earnings                                         (170,495)               -                -
                                                                  ----------------    --------------     -----------
       Total adjustments                                                (6,494,025)        2,497,287          310,682
                                                                  ----------------    --------------     ------------
       Net cash used in operating activities                           (14,291,192)       (2,635,558)        (269,466)
                                                                  ----------------    --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                (1,664,080)       (1,988,666)         (33,821)
   Increase in other assets                                                (80,808)          (52,516)          (4,896)
   Net cash received from acquisition of subsidiary                          1,450                -                -
   Decrease in other receivables                                            55,000                -                -
   Loans receivable                                                       (300,000)               -                -
                                                                  ----------------    --------------     -----------
       Net cash used in investing activities                            (1,988,438)       (2,041,182)         (38,717)
                                                                  ----------------    --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of stock                                     16,985,201         4,537,500          353,380
   Advances to stockholders                                                     -            (10,183)         (40,893)
   Loans from stockholders                                               1,363,150           503,370               -
   Repayments of stockholders' loans                                      (900,000)               -               (20)
   Repayments of capital lease obligations                                 (21,179)               -                -
                                                                  ----------------    --------------     -----------
       Net cash provided by financing activities                        17,427,172         5,030,687          312,467
                                                                  ----------------    --------------     ------------

NET INCREASE IN CASH                                                     1,147,542           353,947            4,284

CASH AND CASH EQUIVALENTS,
   beginning of year                                                       379,382            25,435           21,151
                                                                  ----------------    --------------     ------------

CASH AND CASH EQUIVALENTS, end of year                            $      1,526,924    $      379,382     $     25,435
                                                                  ================    ==============     ============


                 See notes to consolidated financial statements

                   ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997


1.     Summary of Significant Accounting Policies:

       a.  Description of business

           The Company designs and markets software language translation and systems migration services.

       b.  Principles of consolidation

           On July 1, 1997, the Company acquired a 100% interest in Alydaar International, Limited ("International"). Accordingly, the Company's consolidated financial statements include the accounts of International from the date of acquisition. All significant intercompany transactions and accounts have been eliminated as part of the consolidation of the financial information.

       c.  Cash and cash equivalents

           For purposes of the cash flow statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and/or cash equivalents.

       d.  Depreciation and amortization

           Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever is shorter. Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

           Goodwill is amortized using the straight-line method over the period estimated to be benefited (15 years).

       e.  Revenue recognition

           During 1997, the Company reported revenues from contracts on the percentage-of- completion method for financial reporting purposes, in accordance with The American Institute of Certified Public Accountants Statement of
Position (SOP) 97-2, "Software Revenue Recognition". Revenues under these contracts are recognized based on the proportion of contract costs incurred to total estimated contract costs. Contract costs include all direct labor related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

           Prior to January 1, 1997, the Company used the accrual method of accounting, wherein revenue was recognized when the contract tasks were completed and accepted by the customers.

           This change had no effect on prior years, and accordingly, pro forma results for prior years are not applicable.

       f.  Income taxes

           Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       g.  Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       h.  Foreign currencies

           Assets and liabilities recorded in foreign currencies on the books of the foreign subsidiary are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year.

       i.  Research and development

           Research and development costs are expensed as incurred.

       j.  Advertising costs

           Advertising  costs are  expensed  as  incurred.  Advertising  expense
approximated   $624,000,   $215,000   and  $88,000  in  1997,   1996  and  1995,
respectively.

       k.  Loss per share

           In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This Statement establishes standards for computing and presenting earnings (loss) per share
(EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company's adoption of SFAS No. 128 did not materially change current and prior years' EPS.

           Basic and diluted loss per share amounts were equivalent for the years ended December 31, 1997, 1996 and 1995.

       l.  Reclassifications

           Certain items in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 classifications.

       m.  New accounting standards

           In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

           In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

           Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.

2.     Business Combination:

       On July 1, 1997, the Company acquired 100% of the capital stock of International. The purchase price approximated $6,720,000, which consisted of 791,652 shares of common stock (valued at $6,115,000), options to acquire
207,152 shares of the Company's common stock for $15 per share (valued at $244,000) and the forgiveness of debt. The Company had no equity interest in International prior to the acquisition. The transaction was accounted for as a purchase. The Company recorded approximately $6,720,000 of goodwill in connection with the acquisition.

       50,000 of the shares of common stock issued in connection with this transaction were granted to an officer of the Company, who was also a stockholder of International.

       Pro forma consolidated information, assuming the transaction had taken place as of January 1, 1996, is as follows:
                                                   Year Ended
                                                   December 31,
                                             1997                   1996

       Revenue                            $ 10,817,237         $      37,500
                                          =============         =============

       Net loss                           $ (9,571,130)         $ (5,580,845)
                                          =============         =============

       Net loss per share                       $(.61)                 $(.42)
                                                =====                  =====

       Weighted average number
        of shares outstanding               15,782,951            13,185,708
                                            ==========            ==========

3.     Other Receivables:

       Other receivables consist of amounts owed the Company for shares of common stock issued in connection with warrant exercises which were collected subsequent to year end.

4.     Property and Equipment:

       Property and equipment, at cost, consists of the following:
                                                         December 31,
                                                 1997                  1996

       Equipment and furniture              $   3,221,535         $   1,813,377
       Software                                   359,076               251,105
       Transportation equipment                   144,278                    -
       Leasehold improvements                     190,108                10,706
                                            -------------         -------------
                                                3,914,997             2,075,188
       Less accumulated depreciation              995,920               381,159
                                            -------------         -------------

                                            $   2,919,077         $   1,694,029
                                            =============         =============

5.     Loans Payable, Stockholders:

       Loans payable, stockholders represent loans from certain corporate officers/stockholders. The loans are due on demand and bear interest at 10 1/2% and 4 1/2% in 1997 and 1996, respectively.

       One of the loans, which originated in 1992, provided for the conversion of the loan to common stock at a conversion rate approximating the fair market value of the common stock ($.08 per share) at the time the loan was made. In 1997, this loan was converted into 50,000 shares of common stock.

6.     Stockholders' Equity (Deficiency):

       a. Capital stock

          During 1997, the Company issued 1,703,500 shares of common stock under Regulation S offerings for net proceeds of $12,988,000. The Company also issued 1,585,294 shares of common stock (including 350,000 shares distributed from treasury) for net proceeds of $4,088,000 in connection with the exercise of warrants and options.

          In 1997, the Company issued an aggregate of 45,000 shares of common stock to an officer and a third party as compensation for services provided. The value of the shares ($222,500, based upon the stock's trading value on the date of grant) has been charged to operations.

          In December 1996, the Company issued 109,909 shares of common stock in exchange for 65,000 Class A Warrants and 65,000 Class B Warrants.

          In December 1996, the Company issued 370,000 shares of common stock for net proceeds of $65,000 and a receivable of $490,000 in connection with the exercise of 370,000 Class A Warrants.

          In December 1996 the Company placed 500,000 shares for anticipated net proceeds of $3,500,000, but the transaction was not completed by December 31, 1996. In December 1996, the Company issued 155,000 of the 500,000 shares of common stock for net proceeds of $1,041,445. The net proceeds reflect a fee of 4% and other fees charged by the underwriter

       a. Capital stock  (Cont'd)

          In October 1996, the Company issued 1,000,000 shares in exchange for $850,000, 565,000 of Class A Warrants and 935,000 of Class B Warrants and the forgiveness of certain demand registration rights previously granted to this warrantholder.

          In July 1996, the Company issued 150,000 shares of common stock for net proceeds of $1,048,800. In August 1996, the Company issued 25,000 shares to the purchaser of the 150,000 shares, thereby reducing the proceeds to the Company by $1 per share as a penalty for failing to comply with a condition of the stock placement agreement.

          In February 1996, the Company granted an employee 20,000 shares of common stock and recorded compensation of $40,000.

          In January 1996, the Company retired all of the outstanding treasury shares, that were obtained when a stock subscriber defaulted on his obligation. Subsequently the Company issued 900,000 shares into treasury at par value to fulfill obligations under employee stock grants and stock options. Distributions of 350,000 and 105,000 shares were made from treasury to employees in connection with the exercise of stock options in 1997 and 1996, respectively.

       During 1994, the Company accepted non-recourse notes totaling $450,000 for 900,000 shares of subscribed stock. In 1995, the notes expired without repayment. The Company reclaimed the shares from escrow, retired 400,000 of those shares in 1995 and retired the balance during 1996.

       b. Stock option plan

          During 1994, the Company's Board of Directors approved an omnibus stock option plan to benefit certain key employees. Under this plan (as amended), the Company may issue up to 1,000,000 shares of stock and/or stock options through the year 2004. The options become exerciseable at various periods of time from thirty days to two years from the date of grant.

          The Company has granted employees options at various exercise prices that reflected the fair value of stock on the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Therefore, no compensation cost has been recognized. If the Company accounted for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                        Years Ended
                                        December 31,
                  1997                          1996                   1995
                  --------------            --------------          ---------
Net loss:
  As reported      $(7,797,167)              $(5,132,845)            $(580,148)
  Proforma          (9,155,167)               (5,482,845)             (880,148)
Loss per share:
  As reported            $(.51)                    $(.41)               $(.05)
  Proforma               $(.59)                    $(.44)               $(.08)

       b. Stock option plan  (Cont'd)

         The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants:

                                        Years Ended
                                        December 31,
                            1997                    1996                   1995
                       -------------          -------------           --------
Dividend yield              -0-                    -0-                    -0-
Expected volatility         86.51%                 71.00%                 71.00%
Risk free interest rate      5.5%                 6.875%                 6.875%
Expected lives             3 years                3 years                3 years

          The following table summarizes the status of stock options outstanding under the Company's option plan:

                                                                      Weighted               Weighted
                                                Number                 Average                Average
                                                  of                  Exercise                 Fair
                                              Shares                    Price                  Value
Granted                                        390,000                   1.49             .77
Exercised                                           -                    -
Cancelled and expired                               -                    -
                                          ------------                   ----
Outstanding, December 31, 1995                 390,000                   1.49
Granted                                        295,000                   2.23             1.16
Exercised                                     (115,000)                  1.75
Cancelled and expired                               -                    -
                                          ------------                   ----
Outstanding, December 31, 1996                 570,000                   1.82
Granted                                        907,900                  11.06             6.42
Exercised                                     (440,000)                  1.83
Cancelled and expired                          (60,500)                 12.38
                                          ------------                -------
Outstanding, December 31, 1997                 977,400                $  9.78
                                          ============                =======

         The weighted average remaining contractual life of options outstanding as of December 31, 1997 is 9.27 years.

         The Company contributed the capital in 1996 for the exercise of the 115,000 options and recorded approximately $212,800 as compensation expense.

       c. Warrants

          In June 1997, the Company issued 207,152 warrants in connection with its acquisition of International. The warrants had an exercise price of $15 per share and were exercisable for a six-month period. During 1997, 113,152 of the warrants were exercised and the remaining 94,000 were cancelled. The fair value of the warrants using the Black-Scholes option pricing model ($244,000) was included as a component of the purchase price.

          The Company issued 10,000 warrants to an underwriter in each of the years ended December 31, 1997 and 1996. The warrants have exercise prices ranging from $11.25 per share to $14.55 per share. These warrants are outstanding as of December 31, 1997.

          During 1997, the Company issued an aggregate of 30,000 warrants, with exercise prices ranging from $9.75-$11.75 per share, to two directors. The fair value of the warrants is being charged to operations over the vesting period of the options. These warrants are outstanding as of December 31, 1997.

       c. Warrants  (Cont'd)

          During 1994 and 1995, the Company issued an aggregate of 1,425,000 Class A and 300,000 Class B warrants in connection with the sale of securities. The exercise prices of the Class A and Class B Warrants were $1.50 and $2.00, respectively. During 1997, 425,000 Class A and 300,000 Class B Warrants were exercised. During 1996, 435,000 Class A and 65,000 Class B Warrants were exercised, and 565,000 Class A and 935,000 Class B Warrants were retired. As of December 31, 1997, there are no Class A or Class B Warrants outstanding.

          In 1995, the Company issued an aggregate of 307,142 warrants to third parties in consideration for services provided in connection with various equity offerings. The warrants had exercise prices ranging from $1 to $1.75, and were exercised in 1997.

       d. Employee stock purchase plan

          In August 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions. Semi-annually, participant account balances are used to purchase shares of stock at 85% of the lesser of the fair market value at (i) the beginning or (ii) the end of the semi-annual offering period.

          The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. A total of 200,000 shares are available for purchase under the Purchase Plan. No shares had been issued under the Purchase Plan as of December 31, 1997.

7.     Supplementary Cash Flow Information:

       Cash paid for interest expense for the years ended December 31, 1997, 1996 and 1995 was $22,200, $-0- and $2,000, respectively.

       During 1997, the Company incurred capital lease obligations approximating $144,000 for the acquisition of various property and equipment. Further, the Company issued stock and/or options to various parties in consideration for services provided.

8.     Concentration of Credit Risk:

       The Company maintained bank balances, which at times exceeded the federally insured limit of $100,000.

       Sales to two customers approximated 14% and 12% of net revenues for 1997. One customer accounted for 100% and 75% of net revenues for 1996 and 1995, respectively.

       Sales to foreign customers, located principally in Europe, approximated 32% of net sales for 1997.

9.     Commitments and Contingency:

       a. Leases

          The Company leases office space under various operating leases. Rent expense under these leases approximated $916,000, $257,000 and $35,000 in 1997, 1996 and 1995, respectively. Future minimum lease payments under these operating leases are:

       a. Leases  (Cont'd)

                        Year Ending
                       December 31,            Amount

                           1998              $  958,000
                           1999                 544,400
                           2000                 408,300

       b. Litigation

       The Company is a defendant in a lawsuit which relates to GEM Technologies, Inc. (GEM) a former affiliated company of Alydaar Software
Corporation. Twenty purported noteholders or shareholders of GEM filed a complaint against certain officers, GEM and the Company alleging that the defendants fraudulently induced the plaintiffs into entering a note purchase agreement with GEM and fraudulently transferred the property of GEM to the Company. The plaintiffs have sought actual damages, punitive damages, attorney fees and injunctive relief relative to the property allegedly transferred to the Company.

       Although no estimate of loss or range of loss, if any, can be determined at this time, the Company intends to vigorously defend the allegations made in this complaint. In addition, the Company's President has agreed to indemnify the Company against any liability resulting from a final and unappealable judgment or settlement in this action.

10.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       Capital  Lease   Obligations:   The  carrying  amount  of  capital  lease
       obligations, based on the Company's incremental borrowing rates for similar types of borrowing arrangements, approximate their fair value.

     The carrying amount and the fair value of the Company's financial instruments are as follows:

                                                                          December 31,
                                                            1997                               1996
                                               ------------------------------     -----------------
                                                 Carrying            Fair           Carrying            Fair
                                                  Amount             Value           Amount             Value
       Cash                                   $    1,526,900    $   1,526,900     $     379,400    $     379,400
       Accounts receivable and other
         receivable                                5,585,600        5,585,600           677,500          677,500
       Loan to stockholder                            51,300           51,300            51,300           51,300
       Accounts payable and accrued
         expenses                                  1,807,600        1,807,600         2,184,400        2,184,400
       Note payable, stockholder                     966,700          966,700           507,500          507,500
       Capital lease obligations                     123,100          123,100                -                -

11.    Income Taxes:

       The income tax benefit for 1997 represents the estimated benefit of net operating losses, net of a valuation allowance. No benefit was recognized in 1996 or 1995 as the Company had a 100% valuation allowance

       The components of the net deferred tax asset are as follows:

                                                                         December 31,
                                                               --------------------------------
                                                                     1997              1996              1995
                                                               --------------     --------------    ---------
       Deferred tax assets:
         Net operating loss carryforward                       $    5,358,000     $    2,280,000    $    229,000
         Investment in subsidiary                                     382,000                 -               -
         Other                                                         44,000                 -               -
       Deferred tax liabilities:
         Depreciation method of
           property and equipment                                     (12,000)          (128,000)             -
         Allowance for realization of assets                       (5,172,000)        (2,152,000)       (229,000)
                                                               --------------     --------------    ------------

                                                               $      600,000     $           -     $         -
                                                               ==============     ==============    ===========

       A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before taxes is as follows:


                                                                                   Years Ended
                                                                                   December 31,
                                                               --------------------------------------------------
                                                                     1997              1996              1995
                                                               --------------     --------------    -------------

       Computed income tax benefit at 34%                         $(2,855,000)       $(1,745,167)      $(197,250)
       Addition to allowance for realization
         of deferred tax asset net operating
         loss carryforward                                          2,255,000          1,745,167         197,250
                                                               --------------     --------------    ------------

                                                               $      600,000     $       -         $      -
                                                               ==============     ==============    ===========

       As of December 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $13,395,000 available through December 31, 2012 to offset future taxable income. However, under Section 382 of the Internal Revenue Code, a greater than 50% change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited.

12.    Retirement Plan:

       In August 1997, the Company adopted a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any qualified employees may elect to contribute up to 10% of earnings. The Company may, at its discretion, match a percentage of an employee's elected deferrals. The Company did not make a contribution to the Plan in 1997.