Form 10-K/A
period 1997-12-31
ALYDAAR SOFTWARE CORP /NC/
filed 1998-04-22
CIK 1018336

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(Mark One)
         X Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1997

           Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from __________ to __________


         Commission file number 0-22325


                          ALYDAAR SOFTWARE CORPORATION
                 (Name of Small Business Issuer in its Charter)


             North Carolina                                87-0399301
    (State of Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)


  2101 W. Rexford Road, Charlotte, North Carolina            28211
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

Documents Incorporated by Reference:  See Footnotes to Exhibits

Name and Address                       Amount and Nature        Percent of Class

Robert F. Gruder                              7,030,325                  38.8%
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC  28211

V. Hollis Scott                                 186,667 1                  1.0%
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC  28211

Thomas J. Dudchik                               226,166 2                  1.3%
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC  28211

Frank G. Milligan                                30,000 3                    *
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC  28211

James F. Helm                                    20,250 4                    *
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC  28211


J. Alex McMillan (Director)                      23,340 5                    *
3801 Barnwood Drive
Charlotte, NC  28211


John McCarthy (Director)                           -0-                       *
4 Glenwood Circle
East Windsor, NJ  08520-2304

All officers and directors
    as a group (9 persons)                      7,576,248                  42.5%

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

Item 13.  Certain Relationships and Related Transactions


         In connection with the litigation referred to in Item 3, "Legal Proceedings," Mr. Robert Gruder, President and Chief Executive Officer of the Company, entered into agreements with the Company to indemnify the Company against any liability resulting from a final unappealable judgment. The Colby Lawsuit was settled by Mr. Gruder in 1997, and the Company was released from all liability. Pursuant to the agreement with Mr. Gruder, the Company paid all his legal expenses. Mr. Gruder has also entered into an agreement to indemnify the Company from all liability in connection with the Kaplan Lawsuit, which trial commenced April 14, 1998 but was adjourned after one day for three months. In consideration of the agreement to indemnify the Company, the Company agreed to pay Mr. Gruder's legal fees and expenses in defending the Kaplan Lawsuit. As of December 31, 1997 the Company had paid $85,000 of Mr. Gruder's legal fees.

         Between April 1, 1997 and December 31, 1997, The McMillan Group, owned by Mr. Alex McMillan, who is a Director of the Company, was retained by the Company to act as an independent consultant to assist the Company in developing government contracts. (See "Directors and Executive Officers of the Registrant.") The McMillan Group received total compensation of $90,000 plus reimbursement of expenses for the services rendered to the Company. The amount paid to The McMillan Group on a monthly basis was consistent with amounts that the Company had previously paid another consulting firm performing the same general services for the Company.

         In July 1997, the Company acquired Alydaar International, Ltd. ("Alydaar International") as a wholly owned subsidiary. Prior to the acquisition, Alydaar International was an independently owned company which marketed Alydaar's services in Europe and had been granted a license to use the name "Alydaar." Mr. Robert Gruder, Chairman and Chief Executive Officer of the Company, along with fifteen other individuals, owned stock in Alydaar International. When Alydaar International was acquired by the Company, the shareholders of Alydaar International, including Mr. Gruder, received shares of the Company's Common Stock in exchange for their interests in Alydaar International. Mr. Gruder received 50,000 shares of the Company's Common Stock which then had a value of $7.75 per share. (See "Consolidated Financial Statements--notes to Consolidated Financial Statements.")


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

                                    SIGNATURE

                  Pursuant to the requirements of Section 13 or 15(d), the Registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALYDAAR SOFTWARE CORPORATION

                                  By: /s/ Robert F. Gruder
                                      Robert F. Gruder, Chief Executive Officer,
                                         President and Chairman

Dated:  April 22, 1998