Form 10-Q
period 1998-03-31
ALYDAAR SOFTWARE CORP /NC/
filed 1998-05-15
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10/Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                         Commission File Number: 0-22325

                          ALYDAAR SOFTWARE CORPORATION
                          ----------------------------
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


                                  704-365-2324
                                  ------------
               (Registrants telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act
    of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No



As of May 1, 1998, there were 17,850,249 shares of Alydaar Software Corporation common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
-------  --------------------

         Page 3   Consolidated Balance Sheets
         Page 4   Consolidated Statements of Operations (Unaudited)
         Page 5   Consolidated Statements of Cash Flows (Unaudited)
         Page 6   Notes to Unaudited Consolidated Financial Statements


ALYDAAR SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 1998          DECEMBER 31, 1997
                                                              (UNAUDITED)               (AUDITED)
                                ASSETS
            CURRENT ASSETS
            Cash                                          $       1,530,838          $       1,526,924
            Accounts receivable, net                              8,276,960                  5,150,617
            Costs and estimated earnings in excess
              of billings                                         2,754,925                  1,297,986
            Prepaid expenses                                        245,094                    249,801
            Other receivables                                             -                    435,000
            Deferred tax asset                                      600,000                    600,000
            Loan to shareholder                                      53,207                     51,256
                                                        --------------------    -----------------------
                                                                 13,461,024                  9,311,584
            PROPERTY AND EQUIPMENT, NET                           2,913,777                  2,919,077

            GOODWILL, NET                                         6,382,883                  6,494,783


            OTHER ASSETS                                            143,931                    141,030
                                                        --------------------    -----------------------

                                                          $      22,901,615          $      18,866,474
                                                        ====================    =======================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
            CURRENT LIABILITIES
            Accounts payable and accrued expenses         $       2,907,035          $       1,807,561
            Billings in excess of costs and estimated
              earnings on contracts in progress                     228,889                     49,497
            Current portion of capital lease obligation              15,765                     21,869
            Loans payable, stockholders                           1,641,700                    966,700
                                                        --------------------    -----------------------

                                                                  4,793,389                  2,845,627
                                                        --------------------    -----------------------


                    CAPITAL LEASE OBLIGATION                        142,746                    101,230
                                                        --------------------    -----------------------
            COMMITMENTS AND CONTINGENCIES
            STOCKHOLDERS' EQUITY
            Common stock, $.001 par value, 20,000,000
            shares authorized, 17,843,349 and 17,808,728
            shares issued                                            17,843                     17,809
            Additional Paid - In Capital                         30,466,557                 30,113,284
            Deficit                                             (12,394,789)               (14,094,107)
            Foreign Currency Translation Adjustment                 (33,686)                   (26,924)
                                                       --------------------    -----------------------
                                                                 18,055,925                 16,010,062
            Less: Treasury Stock @ Cost                                (445)                      (445)

                     Receivable from Warrant Exercise               (90,000)                   (90,000)
                                                        --------------------    -----------------------

              Total Stockholders' Equity                         17,965,480                 15,919,617
                                                        --------------------    -----------------------

                                                          $      22,901,615          $      18,866,474

                                                        ====================    =======================


ALYDAAR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)




                                                         1998                        1997

                EARNED REVENUES:                        $   8,407,822               $      187,500
                                                 ---------------------      -----------------------

                EXPENSES
                Payroll and Related Items                   4,683,012                    2,835,360
                Depreciation and Amortization                 323,645                      134,437
                Rent and Occupancy                            329,674                      155,970
                Other Operating Expenses                    1,225,446                      357,880
                Bad Debt Expense                               85,000                            -
                                                 ---------------------      -----------------------

                                                            6,646,777                    3,483,647
                                                 ---------------------      -----------------------

                OPERATING INCOME (LOSS)                     1,761,045                  (3,296,147)

                OTHER INCOME (EXPENSE)                       (61,727)                        1,490
                                                 ---------------------      -----------------------

                NET INCOME (LOSS)                       $   1,699,318               $   (3,294,657)
                                                 =====================      =======================

                EARNINGS PER SHARE:
                BASIC                                   $        0.10               $        (0.23)
                                                 =====================      =======================
                DILUTED
                                                        $        0.10               $        (0.23)
                                                 =====================      =======================

                AVERAGE SHARES
                  OUTSTANDING:
                PRIMARY                                    17,398,349                   14,531,614
                                                 =====================      =======================
                DILUTED                                    17,490,642                   14,531,614
                                                 =====================      =======================



ALYDAAR SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)
                                                                1998                      1997

          CASH FLOW FROM OPERATING ACTIVITIES:
          Net Income (Loss)                              $    1,699,318             $   (3,294,657)

          Adjustments to Reconcile Net Income (Loss)
          to net cash used in operating activities:
            Stock Based Compensation                             76,500                    222,500
            Allowance for Doubtful Accounts                      85,000                          -
            Depreciation and Amortization                       323,645                    134,437
            Other                                               (6,762)                          -
            (Increase) Decrease in:
            Accounts Receivable                             (3,211,343)                    187,500

            Costs and Estimated Earnings in Excess of
              billings                                      (1,456,939)                          -
            Prepaid Expenses                                     86,207                      6,903

            Increase (Decrease) in:
            Accounts Payable and Accrued Expenses             1,230,382                    768,016

            Billings in Excess of Costs and Estimated
              Earnings                                          179,392                  (150,000)
                                                       -----------------        -------------------
            Net Cash Used in Operations                        (994,600)               (2,125,301)
                                                       -----------------        -------------------

          CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of Equipment                                (164,929)                  (401,433)
          Increase in Other Assets                               (2,901)                   (66,753)
          Decrease in Other Receivables                         435,000                    490,000
                                                       -----------------        -------------------
          Net Cash from Investing Activities                    267,170                     21,814
                                                       -----------------        -------------------

          CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from Issuance of Stock                        64,399                  1,474,899
          Advances to Shareholder                               (1,951)                          -
          Loans from Shareholders                               700,000                    300,000
          Repayment of Stockholders' Loans                     (25,000)                          -
          Repayment of Capital Lease Obligations                (6,104)                          -
                                                       -----------------        -------------------
          Net Cash from Financing Activities                    731,344                  1,774,899
                                                       -----------------        -------------------
          NET INCREASE (DECREASE) IN CASH                         3,914                  (328,588)

          CASH @ BEGINNING OF PERIOD                          1,526,924                    379,382
                                                       -----------------        -------------------

          CASH @ END OF PERIOD                           $    1,530,838             $       50,794
                                                       =================        ===================

ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         1. The interim unaudited financial statements as of March 31, 1998 and 1997 and for the three month periods then ended, reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature.

         2. The Company acquired a 100% interest in Alydaar International, PLC during the third quarter of 1997. Accordingly, the Company's financial statements include the accounts of Alydaar International, PLC from the date of acquisition of that subsidiary (July 1, 1997). All significant intercompany transactions and accounts have been eliminated as part of the consolidation of the financial information. This combination was accounted for as a purchase as required under APB 16.


         3. Federal and state income tax provision for the three month period ended March 31, 1998 ($680,000) was offset by an increase in the estimated deferred tax benefit for the same amount. No tax benefit was recorded at March 31, 1997, due to uncertainty of realization.

         4. The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share". Basic earnings per common share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. Earnings
              (loss) per share were retroactively restated to reflect FASB No. 128 for the three months ended March 31, 1997.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


FINANCIAL CONDITION AND LIQUIDITY:

         Alydaar Software Corporation's principal liquid resources, comprising cash, trade receivables and costs and estimated earnings in excess of billings increased $4.6 million from December 31, 1997 to March 31, 1998. This increase was the result of increased receivables generated through a $2.2 million increase in revenues in the first quarter, 1998, compared with the fourth quarter of 1997, and an increase in work-in-progress as of March 31, 1998 compared with December 31, 1997. Working capital totaled $8.7 million at March 31, 1998, as compared with working capital of $6.5 million at December 31, 1997. The improvement was also primarily due to increased revenues. During the first quarter of 1998, two officers loaned the Company a total of $700,000. The Company believes that cash generated from operations will be sufficient to meet its future working capital requirements.

RESULTS OF OPERATIONS - FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997.

THREE MONTH PERIOD ENDED MARCH 31, 1998 AND 1997
------------------------------------------------

         The results for the first quarter of March 31, 1998 and 1997 are not comparable because in the first quarter of 1997, the Company was primarily engaged in research and development. The following schedule illustrates the non-comparability of the two quarters:

                                            3 MONTHS ENDED
                     ----------------------------------------------------------
                            MARCH 31, 1998                  MARCH 31, 1997
-------------------- ----------------------------- ----------------------------
Avg. # Employees                 313                             142
-------------------- ----------------------------- ----------------------------
Avg. Space Occupied           62K sq.ft.                      40K sq.ft.
-------------------- ----------------------------- ----------------------------
Revenues                     $8,408,000                       $187,000
-------------------- ----------------------------- ----------------------------
Total Assets                $22.9 million                    $2.2 million
-------------------- ----------------------------- ----------------------------


         Revenues were $8.4 million for first quarter 1998, while First quarter 1997 revenues totaled $.2 million, as the Company emerged from research and development.

         Total operating expenses increased $3,163,000. Payroll and related costs increased $1,848,000. Rent and occupancy costs increased $174,000. Advertising increased $119,000, as the Company ramped up its business. Travel increased $190,000, due to the cost of 24 direct sales and support staff versus 2 last year. Telephone costs increased $115,000, related to increase in people and 12 additional sales offices. Costs of new sales offices were $47,000. Legal and professional fees increased $137,000, due primarily to defense costs related to a lawsuit described in the Company's 1997 Form 10-K. Computer supplies, postage, computer maintenance, office supplies, and training costs increased $138,000 related to increased personnel. Other operating expenses increased $343,000 due to new operating activities, increased personnel and increased space. Depreciation increased $77,000 due to a full quarter depreciation on first quarter 1997 acquisitions, depreciation on other 1997 acquisitions and $112,000 goodwill amortization.

         The statements made in this quarterly report on Form 10-Q that are not historical facts contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "anticipates", "expects", "projects", "estimates" "believes" or "continue", the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, the impact of competitive products and services, the ability of customers to package code in a timely manner, the Company's ability to manage growth and acquisitions of technology or people, the effect of economic and business conditions, including risks inherent in international operations and the ability to attract and retain technical personnel.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         (a)       Exhibits:
                  11. Computation of Earnings Per Share...Unaudited
                  27. Financial Data Schedule

         (b)       Reports on Form 8-K:     Not applicable












SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALYDAAR SOFTWARE CORPORATION
----------------------------
                (Registrant)



Date:    May 12, 1998           /s/Robert F. Gruder
         ------------           Robert F. Gruder,
                                Chief Executive Officer


Date:    May 12, 1998           /s/V. Hollis Scott
         ------------
                                V. Hollis Scott,
                                Chief Financial Officer