Form 10-Q
period 1998-06-30
ALYDAAR SOFTWARE CORP /NC/
filed 1998-08-17
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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


              2101 Rexford Road, Suite 250 West Charlotte, NC 28211
               (Address of principal executive offices)(Zip Code)


                                  704-365-2324
               (Registrants telephone number, including are code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes[ ] No



As of July 13, 1998, there were 17,454,686 shares of Alydaar Software Corporation common stock, $0.001 par value, outstanding.

PART I.           FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

         Page 3   Consolidated Balance Sheets
         Page 4   Consolidated Statements of Operations (Unaudited)
         Page 5   Consolidated Statements of Cash Flows (Unaudited)
         Page 6   Notes to Unaudited Consolidated Financial Statements


Alydaar Software Corporation
Consolidated Balance Sheets


                      Assets                          June 30, 1998                  December 31, 1997
Current Assets                                         (Unaudited)                       (Audited)
Cash                                                 $           773,433            $           1,526,924
Accounts receivable, net                                      11,752,879                        5,150,617
Costs and estimated earnings in excess
  of billings                                                  2,988,488                        1,297,986
Prepaid expenses                                                 276,217                          249,801
Other receivables                                                   -                             435,000
Deferred tax asset                                               600,000                          600,000
Loan to shareholder                                                 -                              51,256
                                                              16,391,017                        9,311,584
Property and Equipment, net                                    3,741,860                        2,919,077

Goodwill, net                                                  6,270,983                        6,494,783

Other Assets                                                      148,006                         141,030

                                                       $      26,551,866             $         18,866,474
                                                  ======================          =======================
       Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses                 $        2,698,046            $           1,807,561
Billings in excess of costs and estimated
  earnings on contracts in progress                              321,473                           49,497
Current portion of capital lease obligation                       40,060                           21,869
Loans payable, stockholders                                    2,296,700                          966,700

                                                               5,356,279                        2,845,627

Capital Lease Obligation                                         129,514                          101,230

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value, 50,000,000
shares authorized, 17,443,649 and
17,808,728 shares issued                                          17,444                           17,809
Additional Paid - In Capital                                  30,656,363                       30,113,284
Deficit                                                       (9,548,407)                     (14,094,107)
Foreign Currency Translation Adjustment                          (50,077)                         (26,924)
                                                              21,075,323                       16,010,062
Less: Treasury Stock @ Cost                                         -                                (445)
         Receivable from Warrant Exercise                         (9,250)                         (90,000)
Total Stockholders' Equity                                    21,066,073                       15,919,617
                                                       $      26,551,866             $         18,866,474
                                                  ======================          =======================


Alydaar Software Corporation
Consolidated Statements of Operations
Periods Ended June 30, 1998 and 1997
(Unaudited)

                                     Three Months          Three Months          Six Months           Six Months
                                         Ended                Ended                 Ended               Ended
                                        6/30/98              6/30/97               6/30/98             6/30/97

Earned Revenues                      $     9,560,419        $   2,120,769       $   17,968,241       $   2,308,269

Expenses
Payroll and Related Items                  3,886,992            3,629,629            8,570,004           6,393,733
Litigation Costs                             549,050              122,440              673,582             248,332
Depreciation and Amortization                368,809              125,669              692,454             260,106
Rent and Occupancy                           356,345              135,708              686,019             291,678
Bad Debt Expense                             163,750                  -                248,750                 -
Other Operating Expenses                   1,333,769              463,642            2,434,683             590,386

                                           6,658,715            4,477,088           13,305,492           7,784,235
                                   -----------------    ------------------    -----------------    ----------------

Operating Income (Loss)                    2,901,704           (2,356,319)           4,662,749          (5,475,966)

Other Income (Expense)                       (55,322)              11,485             (117,049)             12,975
                                   -----------------    ------------------    -----------------    ----------------

Net Income (Loss)                   $      2,846,382      $    (2,344,834)      $    4,545,700      $   (5,462,991)
                                   =================    ==================    =================    ================

Earnings Per Share:
Basic                               $           0.16   $            (0.16)  $             0.26   $           (0.39)
                                   =================    ==================    =================    ================
Fully Diluted                       $           0.16   $            (0.16)  $             0.26   $           (0.39)
                                   =================    ==================    =================    ================

Average Shares
  Outstanding:
Basic                                     17,420,150            14,558,032           17,406,082          14,051,709
                                   =================    ==================    =================    ================
Diluted                                   17,682,441            14,558,032           17,668,374          14,051,709
                                   =================    ==================    =================    ================

Alydaar Software Corporation
Consolidated Statements of Cash Flows Six Months Ended June 30, 1998 and 1997
(Unaudited)

                                                                   1998                      1997

Cash Flow from Operating Activities:
Net Income (Loss)                                                  $   4,545,700          $      (5,462,991)

Adjustments to Reconcile Net Income (Loss) used in operating activities:
  Stock Based Compensation                                                76,500                    222,500
  Allowance for Doubtful Accounts                                        248,750                        -
  Depreciation and Amortization                                          692,454                     260,106
  (Increase) Decrease in:
  Accounts Receivable                                                 (6,874,165)                 (1,873,676)
  Costs and Estimated Earnings in Excess of Billings                  (1,690,502)                        -
  Prepaid Expenses                                                       (26,416)                    (77,753)
  Increase (Decrease) in:
  Accounts Payable and Accrued Expenses                                  946,271                    (592,336)
  Billings in Excess of Costs and Estimated Earnings                     271,976                    (150,000)
  Net Cash Used in Operations                                         (1,809,432)                 (7,674,150)
                                                               ------------------        ---------------------

Cash Flows From Investing Activities:
Purchase of Property and Equipment                                    (1,233,858)                   (501,639)
Increase in Other Assets                                                  (6,976)                    (66,752)
Decrease in Other Receivables                                            435,000                         -
Loans Receivable Increase                                                    -                      (300,000)
Net Cash Used in Investing Activities                                   (805,834)                   (868,391)

Cash Flows From Financing Activities:
Proceeds from Issuance of Stock                                          491,623                  13,061,534
Loans from Shareholders                                                1,381,256                    (203,550)
Repayment of Capital Lease Obligations                                   (11,104)                        -
Net Cash from Financing Activities                                     1,861,775                  12,857,984

Net Increase (Decrease) In Cash                                         (753,491)                  4,315,443
Cash @ Beginning of Period                                             1,526,924                     379,382
Cash @ End of Period                                           $         773,433            $      4,694,825
                                                               ==================       =====================
Supplemental Disclosures
Interest Paid                                                 $           15,261          $            9,084
                                                               ==================       =====================
Acquisition of equipment under capital
  lease obligations                                           $           55,786        $                -
Unrealized loss on currency translations                      $           23,153        $                -
                                                               ==================       =====================

Alydaar Software Corporation and Subsidiary
Notes to Unaudited Consolidated Financial Statements

1. The interim unaudited financial statements as of June 30, 1998 and 1997 and for the three- and six-month periods then ended, reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature.

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

3. Federal and state income tax provisions for the three-month period ended June 30, 1998 ($1,135,000), and for the six-month period then ended ($1,815,000) were offset by an increase in the estimated deferred tax benefit for the same amount. No tax benefit had been recorded at June 30, 1997, due to uncertainty of realization.

4. The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share". Basic earnings per common share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. Earnings (loss) per share were retroactively restated to reflect FASB No. 128 for the three- and six-month period ended June 30, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:

         Alydaar Software Corporation's principal liquid resources, comprising cash, trade receivables and costs and estimated earnings in excess of billings increased $7.1 million from December 31, 1997 to June 30, 1998. This increase was the result of increased receivables generated through a $3.4 million increase in revenues in the second quarter, 1998, compared with the fourth quarter of 1997, and an increase in work-in-progress as of June 30, 1998 compared with December 31, 1997. Working capital totaled $11.0 million at June 30, 1998, as compared with working capital of $6.5 million at December 31, 1997. The improvement was also primarily due to increased revenues. During the second quarter of 1998, two officers loaned the Company a total of $681,000. The Company believes that cash generated from operations will be sufficient to meet its future working capital requirements.

RESULTS OF OPERATIONS - THREE- AND SIX-MONTH PERIODS ENDED JUNE30, 1998 AND 1997

     The Company is not providing percentages of operating results to reflect percentages of changes between periods because the Company did not reflect any significant revenues until the second quarter of fiscal year 1997. Any comparisons between the periods would not be meaningful.

Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997

         Revenues  increased from $2,121,000  (6/97) to $9,560,000  (6/98).  The quarter ended June 30, 1997 was the first quarter of significant Year 2000 (Y2K) revenues recorded by the Company. The $7.4 million increase in revenues was the result of increased volume and prices over the same quarter of the previous year.

         Total operating expenses increased $2,182,000 or 49%. Payroll and Related Items decreased by $257,000 due primarily to the savings which resulted from the transition of in excess of 100 people from contractor labor status to employee status and capitalization of labor costs associated with software developed for in-house usage, partially offset by the cost of 60 additional people. Litigation costs increased $427,000 as defense costs related to a lawsuit described in the Company's 1997 Form 10-K increased significantly when the trial began in April, 1998. The trial only lasted for a 2-day period and was adjourned to be continued at a subsequent date, presently expected to be sometime in September. Depreciation expense increased $243,000 due to full quarter of depreciation on 1997 acquisitions, partial-year deprecation on 1998 equipment additions and other fixed asset purchases, and $112,000 goodwill amortization. Rent and occupancy costs increased by $220,000, caused primarily by the Company's opening of 12 regional sales offices in the third quarter, 1997. Bad debt expense increased to $164,000 as a result of increased volume in 1998, as the Company continued to make provisions for possible write-offs. Other Operating Expenses increased $870,000, with the following categories experiencing significant increases: Advertising expenditures increased by
$352,000, as the Company increased its marketing efforts to increase market share of Y2K business; travel and meals increased by $174,000 related to the sales activities of the additional sales personnel in the US as well as cost incurred by personnel in the U.K. subsidiary sales activities (the subsidiary was acquired July 1, 1997); telephone costs increased $82,000 due to additional sales and telemarketing activities; costs of operations of the 12 sales offices were $63,000; and, computer maintenance increased by $60,000 as the Company enhanced its system maintenance program. Additional categories of other operating expenses increased $139,000 due primarily to the significant increase in number of personnel and square footage of space occupied.

Other income (expense) reflected primarily approximately $11,000 interest income from investments for 1997 and net other (expense) of $55,000, primarily due to accrued interest on amounts due on officers' loans

Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997

         Revenues increased by $15,660,000 for the six-month period ended June 30,1998 versus same period for 1997. This significant increase was due primarily to increased volume and price increases in Y2K projects.

         Total operating expenses increased by $5,521,000 for the six-month period ended June 30, 1997 versus the same period for 1997. Payroll and related costs increased by $2,176,000, caused by an average increase in personnel between the two periods of approximately 120 people. Litigation costs increased by $426,000 during 1998 versus 1997, as the defense costs related to a lawsuit described in the Company's 1997 Form 10K increased significantly for trial preparations. Deprecation and amortization increased $432,000 due to a full six-month depreciation on 1997 acquisitions of equipment (plus partial depreciation on 1998 acquisitions) and $224,000 of goodwill amortization. Rent and occupancy costs increased by $394,000 for the six-month period ended June 30, 1998 versus the same period for 1997, as the Company increased the number of sales offices during 3rd quarter 1997 and increased its operating facilities to accommodate its expanded workforce. Bad debt expense increased by $249,000 as the Company made provisions for possible bad debts due to increased sales. Other operating expenses increased by $1,844,000 for the six-moth period ended June 10, 1998, versus the same period for 1997, with the following categories experiencing significant increases: advertising expenditures increased by $470,000 as the Company expanded its marketing efforts to increase its Y2K business; telephone expenses increased by $197,000 related to expanded sales and marketing activities; travel and meals increased by $238,000 and sales offices operating expenses increased $110,000 due to increased sales personnel, both in the U.S. and the U.K.; and computer maintenance increased by $119,000, as the Company enhanced its system maintenance program. Other operating expenses increased $710,000, due primarily to the significant increase in number of people and square footage occupied.

         Other income (expense) reflected primarily interest income of $13,000 for the 1997 period and net other (expense) of $55,000 for the 1998 period, comprised primarily of $63,000 interest accrued on loans due to officers.

         The statements made in this report that are not historical facts contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "anticipates", "expects", "projects", "estimates" "believes" or "continue", the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, the impact of competitive products and services, the ability of customers to package code in a timely manner, the Company's ability to manage growth and acquisitions of technology or people, the effect of economic and business conditions, including risks inherent in international operations and the ability to attract and retain technical personnel.

PART II.          OTHER INFORMATION

     ITEM 1:     Legal Proceedings

     On May 22, 1998, the Company filed a lawsuit against one of its former customers seeking payment of $700,000 due to the company for services provided plus punitive and compensatory damages and legal expenses. A pre-trial hearing is expected to be scheduled for sometime in September or October, 1998. The Company and its counsel believes that the defendant does not have any meritorious defenses to this action.

     ITEM 4: Submission of Matters to a Vote of Security Holders

       On May 22, 1998, the Company's stockholders (at the annual meeting) approved the following:

     a.)  Election of the following directors:

          1.)     Robert F. Gruder          4.)      J. Alex McMillan
          2.)     V. Hollis Scott           5.)      John McCarthy
          3.)     Thomas J. Dudchik

     b.) Increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares;

     c.) Approval of the 1997, Employee Stock Purchase Plan for eligible employees of the Company;

     d.) Approval of an increase in the number of shares of common stock available under the Company's Omnibus Stock Plan to 3,000,000 shares; and

     e.) Approval of an increase in the number of directors from five (5) to nine (9).

              The votes on each of the proposals were as follows:

                        FOR                      AGAINST                ABSTAIN
          a.)
          1.        14,746,478                        0                   3,222
          2.        14,746,890                        0                   2,810
          3.        14,736,890                        0                  12,810
          4.        14,746,838                        0                   2,863
          5.        14,746,388                        0                   3,313
          b.)         8,862,480                 509,274                  17,920
          c.)         9,092,658                 280,751                  16,265
          d.)       14,749,700                        0                       0
          e.)       14,765,568                    4,018                     115


   ITEM 6: Exhibits and Reports on Form 8-K

         Exhibits:
                  11. Computation of Earnings Per Share...Unaudited
                  27. Financial Data Schedule - Unaudited

         Reports on Form 8-K:
                  Report filed on May 28, 1998, to record results of voting at annual Stockholders' meeting.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALYDAAR SOFTWARE CORPORATION
                (Registrant)



Date:    August 14, 1998                    /s/Robert F. Gruder
         ---------------
                                                Robert F. Gruder,
                                                Chief Executive Officer


Date:    August 14, 1998                    /s/V. Hollis Scott
         ---------------
                                               V. Hollis Scott,
                                               Chief Financial Officer