Form 10-K/A
period 1997-12-31
ALYDAAR SOFTWARE CORP /NC/
filed 1998-09-24
CIK 1018336

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

                                  ALYDAAR SOFTWARE CORPORATION

                                  By: /s/ Robert F. Gruder
                                      Robert F. Gruder, Chief Executive Officer,
                                         President and Chairman

Dated:  September 23, 1998

                                INDEX TO EXHIBITS



10.8     Subcontractor Agreement between Alydaar and Compuware Corporation*


------------------
         * Filed herewith