Form 10-Q
period 1998-09-30
ALYDAAR SOFTWARE CORP /NC/
filed 1998-11-16
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10/Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                         Commission File Number: 0-22325

                          ALYDAAR SOFTWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            North Carolina                             87-0399301
--------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


              2101 Rexford Road, Suite 250 West Charlotte, NC 28211
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                  704-365-2324
--------------------------------------------------------------------------------
               (Registrants telephone number, including are code)


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

                                 [X] Yes [ ] No


As of October 19, 1998, there were 17,460,986 shares of Alydaar Software Corporation common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----
        ITEM 1: FINANCIAL STATEMENTS

        Consolidated Balance Sheet
        as of September 30, 1998 and December 31, 1997                        3

        Consolidated Statement of Operations (Unaudited)
        for the Three and Nine Months ended September 30, 1998 and 1997       4

        Consolidated Statement of Cash Flows (Unaudited)
        for the Nine Months ended September 30, 1998 and 1997                 5

        Notes to Unaudited Consolidated Financial Statements                  6

        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Financial Condition and Liquidity                                     7

        Results of Operations
        For the Three and Nine Month Periods ended
        September 30, 1998 and 1997                                       7 - 8


PART II. OTHER INFORMATION


        ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                              8



        Signatures                                                            9

Alydaar Software Corporation
Consolidated Balance Sheet

                                                   September 30, 1998    December 31, 1997
                                                       (Unaudited)            (Audited)
     Assets
Current Assets
Cash                                                   $  2,534,367          $  1,526,924
Accounts receivable, net                                 10,069,023             5,150,617
Costs and estimated earnings
   in excess of billings                                  4,721,613             1,297,986
Prepaid expenses                                            447,475               249,801
Other receivables                                            25,000               435,000
Deferred tax asset                                          600,000               600,000
Loan to shareholder                                            --                  51,256
                                                       ------------          ------------
     Total Current Assets                                18,397,478             9,311,584
Property and Equipment, net                               4,165,075             2,919,077
Goodwill, net                                             6,159,083             6,494,783
Other Assets                                                201,217               141,030
                                                       ------------          ------------
                                                       $ 28,922,853          $ 18,866,474
                                                       ============          ============

     Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses                  $  2,850,636          $  1,807,561
Billings in excess of costs and estimated
  earnings on contracts in progress                          27,558                49,497
Current portion of capital lease obligation                  41,982                21,869
Loans payable, stockholders                               2,969,700               966,700
                                                       ------------          ------------
     Total Current Liabilities                            5,889,876             2,845,627
                                                       ------------          ------------
Capital Lease Obligation                                    104,053               101,230
                                                       ------------          ------------
Commitments and Contingencies
Stockholders' Equity
Common stock, $.001 par value, 50,000,000
  shares authorized, 17,445,686 and 17,808,728               17,446                17,809
Additional paid-in capital                               30,779,794            30,113,284
Deficit                                                  (7,816,792)          (14,094,107)
Foreign currency translation adjustment                     (51,524)              (26,924)
                                                       ------------          ------------
                                                         22,928,924            16,010,062
Less: treasury stock @ cost                                    --                    (445)
         receivable from warrant exercise                      --                 (90,000)
                                                       ------------          ------------
Total stockholders' equity                               22,928,924            15,919,617
                                                       ------------          ------------
                                                       $ 28,922,853          $ 18,866,474
                                                       ============          ============

Alydaar Software Corporation
Consolidated Statement of Operations
Periods Ended September 30, 1998 and 1997
(Unaudited)




                                      Three Months          Three Months           Nine Months           Nine Months
                                         Ended                  Ended                 Ended                 Ended
                                        9/30/98                9/30/97               9/30/98               9/30/97

Earned Revenues                       $  8,760,716          $  2,258,570          $ 26,728,957          $  4,566,839
                                      ------------          ------------          ------------          ------------

Expenses
Payroll and related items                4,978,726             2,878,555            13,548,730             9,343,544
Depreciation and amortization              393,363               195,223             1,085,817               455,329
Rent and occupancy                         362,292               496,102             1,048,311               787,780
Bad debt expense                           200,000                  --                 448,750                  --
Litigation costs                            24,051                20,430               697,633               268,762
Other operating expenses                 1,011,966               853,714             3,446,649             1,372,844
                                      ------------          ------------          ------------          ------------
                                         6,970,398             4,444,024            20,275,890            12,228,259
                                      ------------          ------------          ------------          ------------

Operating Income (Loss)                  1,790,318            (2,185,454)            6,453,067            (7,661,420)

Other Income (Expense)                     (58,703)               14,411              (175,752)               27,386
                                      ------------          ------------          ------------          ------------

Net Income (Loss)                     $  1,731,615          $ (2,171,043)         $  6,277,315          $ (7,634,034)
                                      ============          ============          ============          ============

Earnings Per Share:
Basic                                 $       0.10          $      (0.13)         $       0.36          $      (0.51)
                                      ============          ============          ============          ============
Fully Diluted                         $       0.10          $      (0.13)         $       0.36          $      (0.51)
                                      ============          ============          ============          ============

Average Shares
  Outstanding:
Basic                                   17,449,668            16,756,291            17,409,707            15,056,501
                                      ============          ============          ============          ============
Diluted                                 17,647,256            16,756,291            17,607,295            15,056,501
                                      ============          ============          ============          ============

Alydaar Software Corporation
Consolidated Statement of Cash Flows
Nine-Month Periods Ended September 30, 1998 and 1997
(Unaudited)

                                                                                              1998                  1997

Cash Flow from Operating Activities:
Net income (loss)                                                                        $  6,277,315          $ (7,634,034)
Adjustments to reconcile net income (loss)
  used in operating activities:
  Stock based compensation                                                                    169,051               222,500
  Allowance for doubtful accounts                                                             448,750                  --
  Depreciation and amortization                                                             1,085,817               455,329
  (Increase) Decrease in:
  Accounts receivable                                                                      (5,391,756)           (2,382,791)
  Costs and estimated earnings in excess of
    billings                                                                               (3,423,627)                 --
  Other current assets                                                                       (197,674)              (76,120)
  Increase (Decrease) in:
  Accounts payable and accrued expenses                                                     1,099,112            (1,692,010)
  Billings in excess of costs and estimated
    earnings                                                                                  (21,939)             (150,000)
                                                                                         ------------          ------------
  Net cash from (used in) operations                                                           45,049           (11,257,126)
                                                                                         ------------          ------------

Cash Flows From Investing Activities:
Acquisition of property and equipment                                                      (1,940,329)           (1,389,953)
Increase in other assets                                                                      (60,187)              (66,752)
Decrease in other receivables                                                                 410,000               490,000
                                                                                         ------------          ------------
Net cash used in investing activities                                                      (1,590,516)             (966,705)
                                                                                         ------------          ------------

Cash Flows From Financing Activities:
Proceeds from issuance of stock                                                               531,504            14,664,614
Loans from shareholders                                                                     2,054,256              (507,530)
Repayment of capital lease obligations                                                        (32,850)              (19,187)
                                                                                         ------------          ------------
Net cash from financing activities                                                          2,552,910            14,137,897
                                                                                         ------------          ------------

Net Increase In Cash                                                                        1,007,443             1,914,066
Cash @ Beginning of Period                                                                  1,526,924               379,382
                                                                                         ------------          ------------
Cash @ End of Period                                                                     $  2,534,367          $  2,293,448
                                                                                         ============          ============

Supplemental Disclosures
Interest Paid                                                                            $     18,730          $     23,150
                                                                                         ============          ============
Acquisition of equipment under capital
  lease obligations                                                                      $     55,786          $     89,938
                                                                                         ============          ============
Unrealized loss on currency translations                                                 $     24,600          $     21,476
                                                                                         ============          ============

During 1998 and 1997, the Company issued stock and/or options to various parties in consideration for services provided.

Alydaar Software Corporation and Subsidiary
Notes to Unaudited Consolidated Financial Statements


1 The interim unaudited financial statements as of September 30, 1998 and 1997 and for the three and nine-month periods then ended, reflect all adjustments, in the opinion of management, which are necessary for a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature.

2 The Company acquired a 100% interest in Alydaar International, PLC during the third quarter of 1997. Accordingly, the Company's financial statements include the accounts of Alydaar International, PLC from the date of acquisition of that subsidiary (July 1, 1997). All significant intercompany transactions and accounts have been eliminated as part of the consolidation of the financial information. This combination was accounted for as a purchase as required under APB 16.

3 Federal and state income tax provision for the three month period ended September 30, 1998 ($690,000) and for the nine month period then ended ($2,503,000) were offset by an increase in the estimated deferred tax benefit for the same amount. No tax benefit was recorded at September 30, 1997, due to uncertainty of realization.

4 The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share". Basic earnings per common share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. Earnings
        (loss) per share were retroactively restated to reflect FASB No. 128 for the three and nine months ended September 30, 1997.

5 The Company has adopted Financial Accounting Standards Board ("FASB") Statement No.130, "Reporting Comprehensive Income". This statement requires reporting of change in owners' equity that do not result directly from transactions with owners. An analysis of these changes follows:


--------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                  Nine Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                                      9/30/98           9/30/97           9/30/98           9/30/97
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                   $ 1,731,615       $(2,171,493)      $ 6,277,315       $(7,634,034)
--------------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustments - Net           (1,447)           18,550           (24,600)           18,550
--------------------------------------------------------------------------------------------------------------------------
Total                                               $ 1,730,168       $(2,152,493)      $ 6,252,715       $(7,615,484)
--------------------------------------------------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY:

               Alydaar Software Corporation's principal liquid resources, comprised of cash, trade receivables, and costs and estimated earnings in excess of billings, increased $9.3 million from December 31, 1997 to September 30, 1998. This increase was primarily the result of an increase in trade accounts receivable of $4.9 million and an increase in estimated earnings in excess of billings of $3.4 million during the nine-month period, due to the significant increase in revenues, which totaled $26.7 million for the nine-months ended September 30, 1998, compared with $10.8 million for the year ended December 31, 1997. Working capital totaled $12.5 million at September 30, 1998, as compared with working capital of $6.5 million at December 31, 1997. This improvement was also primarily due to increased revenues. During 1998, two officers loaned the Company a total of $2,054,000. The Company believes that cash generated from operations will be sufficient to meet its future working capital requirements.

RESULTS OF OPERATIONS - THREE- AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 1998 AND 1997.

Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

               Revenues increased from $2,259,000 (9/97) to $8,761,000 (9/98).
The quarter ended September 30, 1997 was the second quarter of significant Year 2000 revenues recorded by the Company. The $6.5 million increase in revenues was the result of increased volume and prices over the same quarter of the previous year.

               Total operating expenses increased $2,526,000 or 57%. Payroll and related items increased by $2,099,000 due to an increase in personnel and payments to outside contractors. Depreciation and amortization expense increased $198,000 due to a full quarter of depreciation on 1997 acquisitions, partial year depreciation on 1998 equipment additions and other fixed asset purchases, and $112,000 goodwill amortization. Rent and occupancy costs decreased $134,000 due to relocation of production and research personnel to a new Charlotte location. Bad debt expense increased $200,000 as a result of increased volume in 1998, as the Company continued to make provisions for possible write-offs. Other operating expenses increased $162,000 due to an increase in computer maintenance costs of $60,000 and $40,000 of Directors fees.

Other income (expense) reflected primarily approximately $11,000 interest income from investments for 1997 and net other (expense) of $73,000 for 1998, primarily due to accrued interest on amounts due on the officers' loans.

Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997.

               Revenues increased by $22,162,000 for the nine-month period ended September 30, 1998 versus the same period for 1997. This significant increase was due primarily to increased volume and price increases in Y2K projects.

               Total operating expenses increased by $8,047,000 for the nine-month period ended September 30, 1998 versus the same period for 1997. Payroll and related costs increased by $4,205,000 caused by an increase in personnel and contract labor costs between the two periods. Litigation costs increased by $430,000 during 1998 versus 1997, as the defense costs related to a lawsuit described in the Company's 1997 Form 10K increased significantly for trial preparations. Depreciation and amortization increased $631,000 due to a full nine-month depreciation on 1997 acquisitions of equipment (plus partial depreciation on 1998 acquisitions) and $336,000 of goodwill amortization. Rent and occupancy costs increased by $260,000 for the nine-month period ended September 30, 1998, versus the same period for 1997, as the Company increased the number of sales offices during the third and fourth quarters of 1997 and increased its operating facilities to accommodate its expanded workforce. Bad debt expense increased by $449,000 as the Company made provisions for possible bad debts due to increased sales. Other operating expenses increased by $2,074,000 for the nine-month period ended September 30, 1998, versus the same period for 1997, with the following categories experiencing significant increases: advertising expenditures increased by $527,000 as the

 Company expanded its marketing efforts to increase its Y2K business; telephone expenses increased by $265,000 related to expanded sales and marketing activities; travel and meals increased by $205,000 and sales offices' operating expenses increased $168,000 due to increased sales personnel, both in the US and the UK; and computer maintenance increased by $179,000 as the Company enhanced its system maintenance program. Other operating expenses increased $730,000 due primarily to the significant increase in the number of personnel and square footage occupied.

               Other income (expense) reflected primarily interest expense
(1998) on loans from stockholders ($176,000) versus interest and other income
(1997) of $27,000.

               The foregoing discussion and analysis may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "anticipates", "expects", "projects", "estimates", "believes" or "continue", the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, the impact of competitive products and services, the ability of customers to package code in a timely manner, the Company's ability to manage growth and acquisitions of technology or people, diversification of the Company's business, the effect of economic and business conditions, including risks inherent in international operations, the ability to attract and retain technical personnel and other risks detailed from time to time in the Company's SEC reports.



PART II. OTHER INFORMATION

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

ALYDAAR SOFTWARE CORPORATION
         (Registrant)



Date:  November 14, 1998             /s/Robert F. Gruder
                                     Robert F. Gruder,
                                     Chief Executive Officer


Date:  November 14, 1998            /s/V. Hollis Scott
                                    V. Hollis Scott,
                                    Chief Financial Officer