Form 10-K405
period 1998-12-31
ALYDAAR SOFTWARE CORP /NC/
filed 1999-04-05
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

  -----------------------------------------------------------------------------

                                    FORM 10-K

                                  Annual Report

       Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of
                1934 For the fiscal year ended December 31, 1998

  ----------------------------------------------------------------------------

                         Commission file number 0-22325


                          ALYDAAR SOFTWARE CORPORATION

     Incorporated In                                     87-0399301
      North Carolina                       (I.R.S. Employer Identification No.)

         2101 Rexford Road, Suite 250 W, Charlotte, North Carolina 28211

                                 (704) 365-2324



            Securities registered pursuant to Section 12 (g) of the
                        Securities Exchange Act\ of 1934:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                         ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of common equity as of a specified date within 60 days prior to the date of filing. $64,106,511 as of March 26, 1999.

         As of February 24, 1999, 17,610,085 shares of the registrants common stock were outstanding.

Documents Incorporated by Reference:  See Footnotes to Exhibits

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

         We are presently engaged in the business of providing software-reengineering services. These services include (i) the correction and validation of existing mainframe computer software systems' ability to manage the Year 2000 problem and (ii) software conversion services, such as language translations and migrations. In October 1998, we also announced a new strategic direction, establishing an Internet services business providing management consulting, design, development and deployment for enterprise information portals. Through this new strategic direction, we plan to assist organizations in transforming their existing information systems architecture to support scalable and flexible architecture for Internet, Intranet and Extranet applications. (See "Business -- Recent Developments")

         We were founded in 1982 as a Utah corporation under the name of Enertronix Corporation ("Enertronix"). In 1992 we changed our name to Alydaar Software Corporation ("Alydaar"). Alydaar later changed its corporate domicile to North Carolina through a merger with and into a North Carolina corporation established by Alydaar, Daar Corporation. Alydaar is the surviving corporation.

         We commenced business in 1992. Initially, we focused on research and development of proprietary software known as SmartCode(R) ("SmartCode") to provide automated software re-engineering services specializing in computer language translation, upgrades and migration. SmartCode understands most computer language dialects on any platform, including multi-dialect languages such as PL/1, COBOL, Fortran and Natural. Between 1994 and 1995, we performed software language translation services for such companies as The First Boston Corporation and Stratacom, Inc. In 1995 management concluded that SmartCode could be used for more complex tasks and devoted its efforts, utilizing the basic framework of SmartCode, to developing a proprietary detection and solution process to address the Year 2000 ("Y2K") problem (the "Y2K Problem").

         The Y2K Problem arises from the fact that most software programs automatically assume the first two digits of any year reference are "19," and thus the Year 2000 and thereafter will be read as "1900," "1901," etc. If the software is not converted to correct the Y2K Problem, the two digit field "00" could result in improper calculations and, in many cases, cause programs not to work properly or cease to function. Because most businesses and government entities rely on "mission-critical" software to operate their core business functions, failure to correct latent Y2K Problems may result in malfunction of these essential processes. The result of these malfunctions can range from incorrect customer billings to complete shutdown of the companies' operations. Therefore, there is no alternative to correcting the latent Y2K Problems. Y2K Problems are addressed with a three-phase approach: (1) assessment of the risk,
(2) correction or remediation of the Y2K Problem ("Remediation") and (3) testing or validation of the results of the second phase ("Validation"). We have mainly devoted our efforts to the Remediation and Validation phases of the Y2K Problem process.

         Between 1995 and the first quarter of 1997, we devoted all of our efforts to developing SmartCode as a cost effective and fully automated, artificial intelligence-based solution to the Y2K Problem. The goal was to develop SmartCode and a scalable and repeatable methodology that would not disrupt a customer's normal business operations. As a result of the research and development, we created a solution to the Y2K Problem utilizing SmartCode to automatically identify and remediate Y2K Problems. Because many companies and governmental agencies perform in-house Remediation, we also offer Validation services to determine the accuracy of in-house Remediation. Most importantly, SmartCode is able to validate and remediate a number of different computer languages and dialects on multiple platforms. It is this latter capability which presently distinguishes us from our competitors, who mainly have automated solutions to only remediate the computer language COBOL. We believe that our automated Remediation and Validation capability for computer languages other than COBOL gives us a competitive advantage.

         The standard method employed in estimating the cost for Remediation and Validation is to determine the number of lines of code ("LOC") that are contained within each program and multiply it times a fixed cost per LOC. Industry wide, the costs per LOC generally range from $.20 to $1.00 per LOC for Remediation and from $.10 to $.50 per LOC for Validation.

         Our approach to Y2K services, both Remediation and Validation, consists of a step-by-step process starting with a methodology for extraction of the customers' software from its existing systems. Once we receive the software, SmartCode identifies any possible Y2K Problems. In connection with Validation services, we return a report to our customers identifying the Y2K failure points. At this point, the customer has the option to make its own in-house corrections or allow us to perform the Remediation. With respect to Remediation services, after the failure points are identified, we Remediate the Y2K Problems and redeliver the software to the customer for testing. Since all Remediation and Validation is performed at our facilities, we believe that the customer saves time and money by not using its valuable computer resources and personnel. Each step of our factory process is controlled by procedures and checks to insure the most accurate results possible. In addition, extensive use of our proprietary SmartCode software reduces manual corrections to the minimum extent practicable resulting in a low defect rate. Because of our approach, a minimum amount of customer software must be changed. Our low error rate serves to attract customers because they believe our process reduces testing time and costs.

         During 1998, we refined our software conversion services. Today, greater emphasis is placed on maintaining computer systems at the peak of technology. As with any resource that must be maintained, computer software must be changed or upgraded periodically as requirements change. As earlier discussed, since our founding, we have been in the business of software conversions and have continued to invest our resources in conversion service research and development. Using our core SmartCode technology, we provide two types of conversion services ("Conversions") as follows:

1. LANGUAGE TRANSLATIONS--In language translations we convert an application's source code from one software language to a completely different software language, such as PL/I to C.

2. LANGUAGE (SYSTEMS) MIGRATIONS--In language migrations we convert an application from one platform or environment, to a different platform or environment such as OS/VS COBOL (MVS) to MICROFOCUS COBOL (UNIX) and OS/VS COBOL (MVS) to ACUCOBOL (Windows NT).

PRESENT OPERATIONS

         Since the second quarter of 1997, we have performed Remediation, Validation and Conversion services pursuant to contracts with various corporations and governmental entities. Prior to actually providing our services, either (i) the customer is required to package its software in accordance with Alydaar's Guide to Packaging or (ii) we provide an on-site packaging expert to package the software. Once we receive the customer's software and properly compile it, we are prepared to perform the services.

         Upon receiving the customer's software, there are five phases involved in the Remediation process. In Phase One SmartCode scans a customer's software and automatically identifies the possible Y2K Problems. Phase Two involves the manual verification of Phase One results. In Phase Three SmartCode automatically inserts code that corrects the Y2K Problem into customer's software. Phase Four involves a manual verification of the output of Phase Three. In Phase Five we conduct an automated quality check to insure that the customer's modified software is syntactically correct. The entire process, depending upon the size of the customer's applications and the computer language(s) present, can take from three to eight weeks for completion. Once we have completed Remediation, the remediated software is returned to the customer. The customer generally has sixty (60) days to test the Remediated software to identify any Y2K issues, which we will then correct free of charge.

         With respect to Validation services, we perform phases Phase One, Phase Two, and Phase Five as described above. Following the completion of the Validation services, a final report identifying any possible Y2K failure points is returned to the customer. It is the customer's responsibility to determine how to correct any identified Y2K failure points.

         Upon receipt of customer's software, we follow a four phase approach to conversion services. Phase One automatically identifies or flags the language elements and syntax differences between the current version or language and the target version or language. Smartcode then converts the identified language elements and syntax differences from the current version/language to the targeted version/language. Phase Two is a manual verification of the results of Phase One. In Phase Three, the items flagged by the automated process are analyzed and manually converted. In Phase Four, we investigate the special-case changes to verify that they meet the customer's specifications. Following the completion of Phase Four, the software is returned to customer.

         We perform services under contracts with many major corporations and government entities. Our standard contract generally requires payment of an initial percentage of the contract price after receipt of the customer's code and a further percentage upon delivery of the code back to the customer. With Remediation there is usually a small percentage held until the end of the testing period. Some of our customers include E.I. Dupont DeNemours & Co., 3M Corporation, British Airways PLC, AER Lingus, Ltd., R. J. Reynolds Tobacco Company, Kelly Services, Inc., The Boeing Company, Northern States Power, Total Raffinage Distribution, OAG Worldwide and Whirlpool Corporation. In addition, we performed services for the States of New Jersey, Texas, Georgia and Florida.

MARKETING

         We currently conduct direct sales for the Y2K and conversion services through sales offices located throughout the United States and Europe with a sales staff of 39 as of December 31, 1998. In addition, we have hired 6 new salespeople and are hiring additional salespeople in the U.S. for our new strategic direction (See "Recent Developments"). Salespeople receive both a base salary and a commission. In the last quarter of 1998, we recognized a shift in the Y2K market as companies and governmental entities completed Remediation and began seeking Validation services. We see this trend increasing as the Year 2000 approaches and are adjusting our marketing direction accordingly.

         The scalability of our Remediation and Validation services enables us to service customers with as little as 1,000,000 LOC or customers with 100 million or more LOC within the same time period. We target companies with more than $100 million or more in revenues. We also target companies and governmental entities that have a Y2K budget of $1,000,000 or more. Names of potential corporate customers are obtained through a variety of sources, including master databases that we have purchased from various sources. We market our services through advertising in major trade magazines, attendance at various trade shows and telemarketing. We also perform free pilot projects for most of our customers as a way to prove the value of our services. These pilot projects typically involve us performing Remediation or Validation on only a small amount of customers' software. While we have been successful in obtaining contracts following this marketing strategy, we may not be successful in the future.

         In addition to direct marketing, we entered into business arrangements with several other computer software service providers. Under these arrangements the providers recommend customers to us for Remediation and Validation services. In particular, during 1998, we performed Remediation services for a number of customers introduced by Compuware Corporation. In return the providers receive either a discount to our list prices or a commission.

         We also directly market our services internationally through a wholly owned subsidiary, Alydaar International Ltd. ("Alydaar International"), which we acquired in July 1997. Alydaar International employed 5 salespeople as of December 31, 1999 who covered the United Kingdom, France, Italy and Germany. To further expand our international business, we also entered into marketing alliances with computer services organizations to market our services in countries or regions not covered by our direct sales. These countries and regions include Australia, New Zealand, Switzerland, South America and the Pacific Region. These alliances generally provide for the companies to market our Y2K services to their customers and receive a commission or discount to list our prices.

COMPETITION

         In our Y2K and conversion businesses, we are confronted with two distinct types of competition. The first type is competition with other companies that offer Remediation, Validation, and Conversion services. These competitors are often much better established, more widely known, have offered computer software services for a much longer period, have established relationships with customers, and have far greater resources than us. Some of these companies are International Business Machine, Inc. and Keane, Inc.

         The second type of competition arises from the fact that many businesses and government entities perform their own Remediation and Conversion services using in-house personnel and licensing software "tools". These tools are marketed by certain vendors such as Viasoft, Inc. and Peritus Software Services, Inc. As the Y2K market shifts from Remediation to Validation we believe our reputation in the industry will allow us to continue to compete for Remediation services and positions us well to be a major player in the Validation market. We also anticipate that competition for Y2K Validation and Remediation services will be highly competitive and may affect our revenues. (See "Risk Factors Generally Applicable to Our Business - We Face Intense Competition for Year 2000 Services")

RECENT DEVELOPMENTS

In October 1998, we announced a new business strategy to expand our business beyond the Year 2000. The new strategy positions us to become a complete business solution provider for innovative Internet, Intranet and Extranet applications. In order to implement this strategy, we entered into a series of agreements to acquire various companies and technologies. The transactions are discussed below:

- On January 31, 1999, we signed a definitive merger agreement to acquire Data Systems Network Corporation ("Data Systems"), a network integration company based in Farmington Hills, Michigan. Pursuant to the terms of the merger agreement and subject to certain adjustments, approximately 1.6 million shares of our common stock will be exchanged for all of the issued and outstanding shares of Data Systems. The acquisition was approved by our board of directors and by the board of directors of Data Systems. The acquisition is subject to various closing conditions, including approval by the shareholders of Data Systems. The closing of the acquisition is anticipated to occur either in June or July of 1999.

- On February 16, 1999, we acquired a next generation web server technology, called Metaphoria, from Pencom Systems Incorporated, a private company based in New York, New York ("Pencom"). In exchange for $750,000 of our common stock and the assumption of certain Pencom obligations, we acquired all of Pencom's right to its Metaphoria software. Metaphoria is a virtual web server ("VWS"). A VWS can gather information from multiple data sources simultaneously and present the information through a Web browser as a single point of access. This presentation can be tailored to each specific end user's requirements.

- On February 18, 1999, we signed a letter of intent to acquire the stock of Tumble Interactive Media, Inc. and its affiliated companies ("Tumble"), all of which are private companies based in New York, New York. Tumble is engaged in providing various Internet related services, including multimedia design, website development and a full suite of Internet access and hosting solutions. We are currently in the process of negotiating the terms and conditions of the definitive merger agreement.

Once these acquisitions are completed, coupled with our experience with legacy systems, we will offer complete Internet solutions that integrate strategic consulting, design, engineering, electronic relationship marketing, online media, Web hosting, and maintenance. The principal vehicle for such services will be through Enterprise Information Portals (EIP) (See "Risk Factors -- New Strategic Direction").

EIP's are a way for organizations to view their disparate data through a single Web browser interface. Such information comes to the Web browser from a variety of sources. The EIP permits an organization to view unstructured data, such as internal and external documents, structured data, such as information contained in databases, and conduct business electronically all in real time through a single point of access. In order to build an EIP, experience in a company's legacy systems, network, web design, a VWS and internet hosting is required. We believe our recent acquisitions and proven experience in legacy systems fill these requirements and position us to become a leading provider of such services.

As we reported on April 1, 1999, our Chief Financial Officer, V. Hollis Scott, resigned from all his positions with us.

On February 22, 1999, we announced our intention to change our name to Information Architects Corporation to better describe our new strategic direction. We reserved the name in North Carolina and are currently doing business as Information Architects Corporation. We plan to submit the name change to the shareholders for approval at our next annual shareholder meeting. If approved, we will amend our Certificate of Incorporation to reflect our new name and begin trading under the symbol "IARC", which we have reserved on the National Association of Securities Dealers National Market System.

PERSONNEL

         As of December 31, 1998, we had 298 employees and 31 contract programmers working at our site. The contract programmers were supplied by independent agencies. Beginning in the first quarter of 1999, we began to transition most contract programmers to full-time employees. As of March 30, 1999 only 3 contract programmers remain. Of the workforce, 169 individuals are engaged in production, 45 in research and development, 39 in sales, and the balance of 45 in administration and systems support.

         We recognize that we will need to expand our workforce in light of recent acquisitions and our future plans (See "Recent Developments"). To date, we have been successful in recruiting qualified personnel, and, as such, believe we will be able to satisfy our personnel requirements. (See "Risk Factors - New Strategic Direction - We May Be Adversely Affected If We Are Not Able to Attract and Retain Qualified Professionals")

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

         We hold numerous registered trademarks in the United States, including Alydaar(R), SmartCode(R), and Information Architects(R). We have filed for protection of these trademarks in Europe. We also hold registered copyrights for the SmartCode software. In addition, there is a patent application filed with the U.S. Patent and Trademark office for our newly acquired software known under the trademark "Metaphoria". We also filed for patent protection of Metaphoria under the Patent Cooperation Treaty in the European Patent Region, Japan and Israel.

         We rely on a combination of copyright, trade secret trademark laws, and contractual provisions to establish and protect our rights to our proprietary technology. We protect the source code version of our products as a trade secret and as a copyrighted work. In addition, we have adopted stringent internal security measures. Despite these precautions, it may be possible for unauthorized parties to copy or reverse engineer our software or obtain and use information that the we regard as proprietary. (See "Risk Factors - Generally Applicable to Our Business -- If We Are Unable to Adequately Protect Our Intellectual Property Rights Or If Our Intellectual Property Rights Are Challenged, Our Business Could Suffer".)

RISK FACTORS - GENERALLY APPLICABLE TO OUR BUSINESS

We Are Dependent On Our New Strategic Direction To Replace Revenues From Our Year 2000 Business. Until the completion of our announced acquisitions (see "Business -- Recent Developments"), we will derive substantially all of our revenues from our Year 2000 business. We anticipate that the Year 2000 business will begin to decline, perhaps dramatically, after December 31, 1999. In order for us to sustain our growth and viability after December 31, 1999, we entered into agreements to acquire Data Systems, Tumble and the Metaphoria software (see "Recent Developments"). The successful implementation of the acquisitions of Data Systems, Tumble, Metaphoria software and other possible acquisitions are dependent on a number of factors, including our ability to assimilate the operations, personnel, and technology of the acquired companies and technologies, and our ability to provide sufficient capital either from internally generated revenues or external sources to properly fund the integration and future growth of the combined entities. We may not be successful in the integration of these entities. Also, if we do not complete any of these acquisitions, we will need to seek other acquisitions or business combinations to replace the revenues generated by our Year 2000 business. If we are unable to complete the announced acquisitions or find other sources of revenues, it could have a materially adverse affect on our stock trading price, prospects and financial condition.

Our Future Results Will Depend On Our Ability To Manage Change. We have experienced substantial growth and expansion in our business and operations since our inception. We expect to continue to experience periods of rapid change as we implement our new strategic direction and integrate acquisitions. Continued expansion places significant demands on our administrative, operational, financial, and other resources. The failure of our management team to successfully manage the changing business could have a material adverse impact on our business, results of operations and financial condition.

Our Quarterly Results Are Subject To Significant Fluctuations. We have experienced significant quarterly fluctuations in revenues and operating results, including the fourth quarter of 1998, and expect these fluctuations to continue in the future. These fluctuations may occur and have occurred due to a number of factors including:

-        the length of customer's evaluation process for our services;
- sales pipeline disruption caused by a major restructuring of the sales and marketing departments during the third and early fourth quarters of 1998;
- changes in the mix of Y2K services from higher price remediation services to lower price validation services;
-        the timing and cost of new product and service introductions;
-        the timing of any acquisitions and associated costs; and
-        general economic conditions.

Furthermore, these fluctuations could materially and adversely affect the price of our Common Stock in future quarters if our revenues or operating results are below expectations. (See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.").

Our Recent And Planned Acquisitions And Financing Are Dilutive To Existing Stockholders. We will issue common stock to complete each of our recent and planned acquisitions and in connection with the debentures issued in the "Marshall Financing" (See "Business - Recent Developments"). Our debentures are convertible into shares of our common stock based on the trading prices of the common stock in the future. The conversion price of the debentures is adjusted monthly based on the trade price of our common stock. If the trading price of the common stock is low when the conversion price of the debentures is determined, we would be required to issue a higher number of shares of common stock, which could cause substantial dilution to our stockholders. In addition, if the debenture holders convert their debentures and sell the common stock, this could result in an imbalance of supply and demand for our common stock and reduce its price. The further our stock price declines, the further the monthly adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion. The Data Systems acquisition is structured with a minimum price per share of $6.00. If the average price per share for the ten trading days immediately prior to closing of this acquisition is less than $6.00 per share, then we are required to issue the number of shares equivalent to $9,666,282. These transactions and any future acquisitions or financing requiring additional issuances of our common stock could be dilutive.

Our Debenture Financing Limits Our Ability To Enter Future Transactions And The Debenture Holders Can Require Us To Redeem The Debentures At A Premium If Certain Events Happen. In March 1999, we raised $3 million by issuing debentures, which are convertible into shares of our common stock. The debentures and related agreements contain significant covenants. These covenants may limit our ability to enter into future transactions, including financing transactions and transactions involving a change in control or acquisition of us. The debenture holders can require us to redeem the debentures at a premium if certain events happen, including:

- If we breach the representations, warranties and covenants contained in the debentures and related agreements;

- If the SEC does not declare the registration statement covering the common stock issuable upon conversion of the debentures effective by the 120th day after the registration statement is filed; or
-        If we are acquired by a third party.

The redemption price will be 125% of the outstanding principal amount if certain events within our control occur and also after certain change of control transactions. The redemption price will be 110% if certain events not within our control occur and following certain other change of control transactions. If the debentures become redeemable, we may not be able to pay the redemption price. Even if we are able to redeem the Debentures, the redemption payments could be substantial and this could have a material adverse effect on our business and financial condition.

We May Need To Raise Additional Capital. If we decide to expand more rapidly than currently anticipated or we do not materially meet our revenue projections, we may need to raise additional capital. Any additional equity financing will be dilutive to stockholders, and debt financing will involve restrictive covenants, which may limit our operating flexibility. If financing is not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures, or unanticipated requirements. The occurrence of any of these factors could have a material adverse effect on our business, financial condition, and operating results. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.")

If We Are Unable To Adequately Protect Our Intellectual Property Rights Or If Our Intellectual Property Rights Are Challenged, Our Business Could Suffer. Our success depends significantly upon our proprietary technology. We currently protect our proprietary rights through a combination of patent, copyright, trademark, trade secret law, confidentiality agreements and contractual provisions. Certain provisions of our client agreements, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions. We are also required to negotiate limits on these provisions from time to time. We may not be able to adequately deter misappropriation of proprietary information or to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

In recent years, litigation involving patents and other intellectual property rights has increased. Certain patents may cover solutions to the Y2K Problem. We believe that we are either not using these patented solutions or have utilized such solutions prior to the patent filing date. Regardless, we may be a party to litigation in the future to protect our intellectual property or for allegedly infringing other intellectual property rights. Such litigation may force us to do one or more of the following:

- Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
- Obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable terms;

         and
-        Redesign our affected products or services.

The occurrence of any of these factors could materially and adversely impact our operations and results.

We Face Potential Liability To Clients From Our Year 2000 Business. There is increasing litigation arising out of failures or potential failures in computer systems arising out of the Y2K Problem. To date, we are not a party to any litigation arising out of a Y2K failure. We have attempted to limit our liability for Y2K claims through provisions in our contracts with customers, limiting our damages, generally providing no warranties on our services through the Year 2000, and disclaiming all other warranties. These contractual protections may not be enforceable in all instances, and may not otherwise protect us from the substantial costs involved in defending a Y2K claim. We currently self-insure against the possibility of these costs. In the event we become a party to any such litigation, the cost of defending such litigation or adverse outcome could materially adversely affect our business, results of operations and financial condition.

We May Not Be Able To Respond To Rapid Technological Change. Rapid technological change characterizes the markets for Internet professional services and Y2K services. Our future success will depend significantly on our ability to improve our existing services and products, offer new services, enhance our recently acquired products and develop, acquire and market new products and services. Our failure to adequately and timely respond to changing technology could result in material adverse effects to our business and operations.

Our Stock Price Has Been Volatile And We Have Not Paid, And Do Not Plan To Pay, Cash Dividends. Since our inception we have not paid, and do not intend to pay, any cash dividends on our common stock in the foreseeable future. Historically, our common stock's price and trading volume has fluctuated widely. We expect this fluctuation to continue in the future for a number of reasons, including the following:

         - Our success or failure in meeting market expectations of our quarterly or annual revenues, net income or earnings per share;
         - Our or competitor's announcements regarding new services and products or technological innovations;
         - Stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results;
         -        Changing market conditions in the industry; and
         -        Announcements of unusual events such as acquisitions.

Fluctuations in the market price of our stock may, in turn, adversely affect our ability to complete any planned acquisitions, our access to capital and financing and our ability to attract and retain qualified personnel, all of which could have a material adverse effect on our business.

We May Be Adversely Affected If We Lose Key Personnel. Our success depends largely on the skills, experience and performance of some key members of our senior management and technical personnel. The loss of one or more of these key personnel could have a materially adverse effect on the business.

Our Results May Be Adversely Affected By Our International Operations. Our international sales, primarily in France, England and the rest of Europe attributed approximately 18% of our total consolidated revenues for the year ended December 31, 1998. We anticipate that international business will account for a significant portion of our revenues in 1999. The risks inherent in international markets, include:

-        unexpected changes in regulatory requirements;
-        difficulties in staffing and managing foreign operations;
-        political instability;
-        potentially adverse tax consequences;
- potentially adverse differences in business customs, practices and norms;
-        differences in accounting practices;
-        longer payment cycles;
-        problems in collecting accounts receivable;
-        fluctuations in currency exchange rates; and
- seasonal reductions in business activity during the summer months in Europe.

Any of these could adversely impact the success of our international operations.

The factors described above may have an adverse effect on our future international revenues and, consequently, on our business, results of operations and financial condition.

Mr. Gruder Exercises Significant Control Over Us. Mr. Gruder, our Chief Executive Officer and Chairman of the Board, is presently the beneficial owner of approximately 40% of our outstanding common stock. Although Mr. Gruder's ownership will be diluted as a result of planned acquisitions and financing (See "Recent Developments"), Mr. Gruder will continue to be in a position to influence the election of directors and generally to direct our affairs including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of our securities.

We Face Intense Competition For Year 2000 Services. Our Y2K services have intense competition from two different sources: Remediation performed in-house and Remediation and Validation software and services offered by direct competitors. Many of our competitors are better established, have existing relationships with customers and have far greater resources than us. As a result of this competition, our revenues for Y2K services could decrease which would have a materially adverse effect on our business, financial conditions, results of operations and prospects. (See "Business - Competition.")

RISK FACTORS - NEW STRATEGIC DIRECTION

We May Be Adversely Affected If We Are Not Able To Attract And Retain Qualified Professionals. The future success of our new strategic direction will depend on our ability to attract, train, motivate and retain personnel who provide the Internet strategy, technology, marketing, and creative skills required by clients. We believe that there is a shortage of, and significant competition for, professionals with the advanced technological skills necessary to perform the services offered by our new Internet services. We also intend to transfer current employees from our Y2K business to our new Internet business. The transition will require training in new technology and new skills sets applicable to Internet technology. Once trained, such individuals will be in higher demand because of their new skill set. Additionally, not all of our current personnel will be able to acquire the skills necessary to transition to our new business. We cannot be certain that we will be successful in attracting, assimilating, transitioning or retaining qualified technological personnel in the future. Our failure to do so could have a materially adverse affect on our ability to deliver and enhance our services.

We May Not Be Able to Develop Successful Products. We recently acquired and plan to develop new software products designed to facilitate communication and commerce over the Internet. This software is in a development stage and will require significant expenditures of resources to complete the development effort. These products will involve a new approach to the conduct of online business and as a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our products. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. Any delays in developing and releasing enhanced or new products could have a materially adverse effect on our business, operating results and financial condition.

We Will Face Intense Competition In The Internet Market. The market for Internet professional services and products is relatively new, intensely competitive and subject to rapid technological change. There is competition on two distinct levels: (i) from in-house development efforts by potential customers and (ii) third party competitors. Our third party competitors include service vendors, advertising and media agencies, large information technology consulting service providers, telecommunications companies, Internet and online service providers and software vendors. Many of our current and potential competitors have longer operating histories, established name recognition, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products or services. Also, businesses may not elect to outsource the design, development and maintenance of their Websites or utilize Internet professional services firms. All of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects. (See "Business--

Competition".)

Future Regulations Could Be Enacted That Either Directly Restrict Our Business Or Indirectly Impact Our Business By Limiting The Growth of Internet Commerce. We are not aware of any legislation or regulatory requirements currently in effect in the United States that regulate Internet commerce. Certain other countries and political entities, however, such as the European Economic Community, have adopted legislation and regulatory requirements that regulate Internet commerce. As Internet commerce evolves, we expect that federal, state, local or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services, freedom of expression, taxation, advertising, intellectual property rights, information security or the convergence of traditional communications services with Internet communications. If enacted, such laws, rules or regulations could restrict the market or increase the costs for our products and services, which could materially adversely affect our business, financial condition and operating results.



ITEM 2.  PROPERTIES

         We presently lease office space for our executive offices and operations in two office complexes located at 2101 Rexford Road, Suite 250W, Charlotte, North Carolina and 4201 Congress Street, Charlotte, North Carolina. These leases are month-to-month leases terminating on August 13, 1999. We are planning to terminate these leases, without penalty, in May 1999 in order to consolidate our operations in a new office located at Two Morrocroft Center, 4064 Colony Road, Charlotte, North Carolina. We have already entered into a ten year lease for the new headquarters building. The lease is between us and a partnership in which Mr. Gruder, our Chairman and CEO, is a limited partner. (See "Certain Relationships and Related Party Transactions")

         In addition, we lease space for 8 sales offices located throughout the United States and the United Kingdom as follows:



             Location                           Expires
             --------                           -------

        1. Cherry Hill, NJ                      Month-to-Month

        2. Chicago, IL                          01-31-00

        3. Columbus, OH                         Month-to-Month

        4. Melville, NY                         12-31-99

        5. Newport Beach, CA                    Month-to-Month

        6. San Francisco, CA                    09-06-99

        7. Laguna Niguel, CA                    06-01-99

        8. Esher, UK                            7-6-2000

           Total

ITEM 3.  LITIGATION

         There is a lawsuit pending against us and our Chief Executive Officer, Robert F. Gruder ("Gruder"): Andrew Kaplan et al. v. Robert F. Gruder et al., Index No. CV 96 03343085, Superior Court (Conn.), Judicial District of Fairfield at Bridgeport (the "Kaplan Lawsuit"). Thomas J. Dudchik, our Senior Vice President and Director, is also named as a defendant in the Kaplan Lawsuit.

         The Kaplan Lawsuit involves allegations by a group of former creditors of GEM Technology, Inc. ("GEM") of breach of contract and misrepresentations. The plaintiffs claim they were fraudulently induced to invest in GEM; that GEM wrongfully transferred assets to Alydaar Software Corporation ("Alydaar") and Alydaar promoted products based on technology misappropriated from GEM. The plaintiffs are seeking unspecified damages, but claim they are entitled to damages equal to a nine percent interest in GEM, and as such, some interest in GEM's alleged successor Alydaar. This matter is only before a judge and not a jury. It originally went to trial in April of 1998 but was adjourned until October 1998 after only two days. In October 1999 the trial continued and was completed. The parties submitted trial briefs and on February 22, 1999, gave oral arguments before the judge on the merits of the case. The judge must send a written decision to the parties within six months of February 22, 1999. Mr. Gruder has agreed to indemnify and hold us harmless in the event of a judgement against us. In exchange, we have agreed to bear all costs of the litigation for Mr. Gruder and ourselves. (See "Certain Relationships and Related Transactions.")

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

         Our Common Stock trades on the NASDAQ National Market System ("National Market") under the symbol "ALYD." The Common Stock was admitted to trading on the National Market on December 3, 1997. Prior to that and from 1982 through December 2, 1997, the Common Stock traded on the Bulletin Board, first as Enertronix and later as Alydaar.

         The following tables set forth the high and low bid prices for the Common Stock on the Bulletin Board and the high and low bid prices on the National Market for the years ended December 31, 1997 and 1998.


         For Year Ended December 31, 1997
         --------------------------------
                                                      High Bid        Low Bid
                                                      --------       ---------
         1st Quarter Ended March 31, 1997             $12.187        $ 9.25

         2nd Quarter Ended June 30, 1997              $22.125        $ 8.00

         3rd Quarter Ended September 30, 1997         $32.125        $19.00

         Period Ended November 30, 1997               $22.50         $11.437

         Period Ended December 31, 1997(1)            $19.25         $14.125


         For Year Ended December 31, 1998
         --------------------------------
                                                      High Bid        Low Bid
                                                      --------       ---------
         1st Quarter Ended March 31, 1998             $19.25         $14.25

         2nd Quarter Ended June 30, 1998              $17.9375       $11.75

         3rd Quarter Ended September 30, 1998         $17             $6.4375

         4th Quarter Ended December 31, 1998          $9.25           $5.625

---------------------
         (1) Our Common Stock was admitted to trading on the National Market on December 3, 1997, and as such, the price reflects the high and low sales for the month of December, 1997.

         The tables set forth above were for periods as reported by the National Association of Securities Dealers Corporate composite feed and NASDAQ. The figures represent inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         As of March 15, 1999, the number of beneficial holders of our Common Stock was approximately 7,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

         We have not paid any cash dividends since our inception. By reason of our present financial status and contemplated future financial requirements, we do not anticipate paying any cash dividends in the foreseeable future. (See "Risk Factors - Generally Applicable to Our Business -- Our Stock Price Has Been Volatile And We Have Not Paid, and Do Not Plan to Pay, Cash Dividends.")

ITEM 6.  SELECTED FINANCIAL DATA


                                               Years Ending December 31st
                                              (000, except per share data)
                                 1998          1997          1996        1995        1994
                               -------      --------       -------       -----       -----
Net Revenues                   $27,790      $ 10,736       $    38       $ 229       $ 160
Payroll and Related Costs      $19,239      $ 13,801       $ 3,598       $ 444       $ 236
Net Profit (Loss)                1,398        (7,797)       (5,133)       (580)       (304)
Net Income (Loss)                 0.08         (0.51)        (0.41)      (0.05)      (0.03)
 Per Common Share
Total Assets                    23,471        18,866         2,869         133         160
Long Term Obligations              121           101             0           0           0
Cash Dividends                       0             0             0           0           0


Prior to 1994, our operations were primarily related to research and development of software (SmartCode(R)) to offer automated computer language translation services: converting one computer language to another. Revenue for 1994 and 1995 resulted from sales of computer language translation services. Between 1994 and 1996, we directed our efforts to adapting SmartCode(R) as an automated solution to the Y2K Problem. We only began to generate revenues from our Y2K Problem solution commencing with the second quarter of 1997. As such, the selected financial data is not indicative of future operation results.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains a number of "forward-looking statements" within the meaning of Section 27.A. of the Securities Act of 1933 and Section 21.E. of the Securities Exchange Act of 1934, both as amended, and are subject to a number of risks and uncertainties, including those set forth elsewhere in this Report (See "Risk Factors"). The following discussion should be read in conjunction with the "Selected Financial Data" and the other financial data appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS FOR 1996, 1997, AND 1998

During 1996, we were a research and development company engaged in software development to offer an automated solution for the Y2K Problem. From August 31, 1996, through December 31, 1996, we added management and staff and grew from 35 people to approximately 190 employees and contract programmers. As we positioned ourselves to successfully compete for large Y2K contract awards, we incurred a loss of $5.1 million for 1996, while recording only $38,000 in revenues for the year. We continued to incur substantial research, development, and organizational cost through the first quarter 1997, as the loss amounted to $3.3 million and revenues totaled only $187,000. Finally, we successfully obtained several contract awards during the second quarter 1997, producing revenues of $2.2 million and narrowing our quarterly loss to $2.3 million. The third quarter 1997 results were similar to the second quarter. Finally, for the fourth quarter 1997, we reached a break even operating result, producing $6.2 million in revenues. Therefore, the timing of the evolution of the business, both as to operating expenses and revenues, causes the trends reflected in the following comparisons of operating results not to be indicative of future periods' operating results.

For the periods indicated, the following table sets forth selected items from our Consolidated Statement of Operations, included in this Form 10-K, expressed as a percentage of total revenues:


                                                                            Years Ended December 31,
                                                              1998                      1997                  1996
REVENUES                                                     100.0%                    100.0%                  100%

EXPENSES
      Payroll and related costs                               69.2%                    128.5                    NM
      Rent and occupancy                                       5.2                      10.3                    NM
      Advertising and promotion                                2.2                       7.8                    NM
      Depreciation and amortization                            6.6                       7.8                    NM
      Bad debt expense                                         1.5                       2.9                    --
      Litigation and legal costs                               2.5                       3.5                    NM
      Other operating expenses                                11.4                      18.2                    NM
                                                    --------------            --------------
         Total Expenses                                       98.6                     179.0
                                                    --------------            --------------
OPERATING INCOME (LOSS)                                        1.4                     (79.0)
OTHER INCOME (EXPENSES)                                       (0.7)                      0.8                    NM
                                                    --------------            --------------
EARNINGS (LOSS) BEFORE TAX BENEFIT                             .07                     (78.1)                   NM
INCOME TAX BENEFIT                                             4.3                       5.5                    --
                                                    --------------            --------------
NET EARNINGS (LOSS)                                            5.0%                    (72.6)%                  NM
                                                    ==============            ==============
NET EARNINGS (LOSS) PER COMMON SHARE
      Basic                                         $         0.08            $        (0.51)           $    (0.41)
                                                    ==============            ==============            ==========

      Diluted                                       $         0.08            $        (0.51)           $    (0.41)
                                                    ==============            ==============            ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic                                             17,446,467                15,387,125            12,394,056
                                                    ==============            ==============            ==========
      Diluted                                           17,584,510                15,387,125            12,394,056
                                                    ==============            ==============            ==========

REVENUES

Net revenues for the years ended December 31, 1998 ("1998"), December 31, 1997 ("1997"), and December 31, 1996 ("1996") were $27.8 million, $10.7 million and
$38,000, respectively. We were a research and development company during 1996 and through the first quarter of 1997. We began to generate revenues in the second quarter 1997 from our proprietary, internally developed software solution for the Y2K Problem. As we developed a reputation for very high quality Y2K Remediation, we experienced a significant increase in contract awards. We recorded revenues of $27.8 million for 1998, compared with $10.7 million for 1997, or a 160% increase. For the three-year period, virtually all revenues were generated from Y2K services. During 1998, we developed software to provide Validation services. Since Validation services are priced at 50% or less of the Remediation services price, we do not expect an increase in Y2K business revenues for 1999.

OPERATING EXPENSES

1998 COMPARED TO 1997

- Total operating expenses for 1998 increased $8.176 million, or 43%, to $27.394 million from $19.218 million in 1998. Payroll and related benefit costs increased from $13.801 million in 1997 to 19.239 million in 1998, a 39% increase. The increase resulted from the amount of a full year's salary for 90 additional people, plus the cost of an additional 35 people added during 1998. The additional personnel were added as the workflow increased during 1997 and 1998. Depreciation and amortization increased to $1.836 million from $838,000, a 119% increase. This increase is due to a full year of depreciation on $1.664 million of 1997 fixed asset and software acquisitions, a full year of amortization of goodwill, both versus half-year in 1997, and a half year depreciation on 1998 fixed asset and software additions of $3.204 million. Occupancy costs increased by $339,000 as we absorbed a full year's rent on facilities which were expanded during 1997, payment of one month's rent for an early lease termination penalty, approximately $150,000 in moving costs associated with the move from the terminated lease facility, and higher rent costs in a new facility for the last five months of the year. The lease termination and relocation to other facilities was a strategic move to prepare for consolidation of our operations in May 1999 in a newly constructed leased facility. Advertising and promotion expenses declined to $612,000 from $832,000, or 26%, mainly due to a reduction of $208,000 in the costs of sales demonstrations. Bad debt expense increased by $92,000 to $403,000 from $311,000, an increase of 30%. We increased our allowance for doubtful accounts and wrote-off some accounts that were deemed uncollectable. Litigation expenses amounted to $692,000 in 1998, an increase of $313,000 over the amount recorded for 1997. We incurred the litigation costs in defending us and our officers in connection with the lawsuits described in this Report at "ITEM 3-LEGAL PROCEEDINGS." Other operating expenses increased 62% to $3.172 million from $1.956 million, due to the significant increase in personnel, marketing and selling activities and expanded square footage occupied in 1998 for a full year, as compared with 1997 levels. Categories of expenses which increased significantly included the following:

- TELEPHONE EXPENSE--Telephone expense increased from $177,000 in 1997 to $456,000 in 1998, an increase of 158%. During the last half of 1997, we expanded our sales and sales support staff from two people to approximately
     35. Therefore, we absorbed a full year of telephone expense from the expanded sales force in 1998, as compared with approximately four months of activity in 1997. A major increase in telephone expense resulted from a three-month telemarketing campaign that involved approximately 25 telemarketers, and continuing telemarketing activities with 10 people for the balance of the year.

- LEGAL EXPENSE--Legal expense increased 198% from $124,000 to $370,000. The majority of the increased legal expenses were incurred in connection with potential acquisitions. Also, during 1998, we engaged a number of foreign law firms for assistance in contract reviews and other matters related to foreign customers.

- COMPUTER MAINTENANCE--Beginning in January 1998, we covered all computers and computer-related equipment under a third party maintenance agreement. The total cost was $245,000, as compared with no cost in 1997.

- SALES OFFICE EXPENSE--Sales office expenses increased from $57,000 in 1997 to $228,000 in 1998, a 300% increase. Field sales offices were increased from 1 to approximately 15 for effectively the last 3-month period of time during 1997. Thus, the expense for 1998 was approximately 4 times more than the expense recorded for 1997.

- TRAVEL EXPENSE--Travel, meals and entertainment expenses increased $119,000 or 16% over the expense incurred for 1997 of $747,000. Although the sales force expanded significantly during the last half of 1997, the regional field sales office structure allowed customers to be serviced without incurring a significant increase in travel and related expenses.

- INSURANCE EXPENSE--Insurance expense increased 110% to $147,000 in 1998 from $70,000 in 1997. The insurance expense for 1998 includes retrospective adjustments for 1997. The adjustments were for premiums that were based upon actual revenues and number of employees for 1997, as compared with April 1997 estimates used to project 1997 premiums.

- SHAREHOLDER RELATIONS EXPENSE--For 1998, we incurred $62,000 in shareholder relations expense compared with no expense for 1997. We became subject to the reporting requirements of the 1934 Securities Exchange Act and were listed on NASDAQ during 1997. Shareholder Relations Expenses for 1998 reflect the Annual Meeting and Annual Report expenses, as well as expenses paid to a shareholders' relations firm during the last quarter.

- CONFERENCES EXPENSE--For 1998, we incurred the expense of producing a new conference display booth, new conference materials, and participated in more conferences in 1998 than in 1997.

OPERATING EXPENSES

1997 COMPARED TO 1996

         Operating expenses also experienced major increases from $5.199 million in 1996 to over $19.218 million in 1997, a 270% increase. The change from a research and development company in 1996 to an operating company in 1997 caused this dramatic increase in operating expenses. Also, Alydaar International, Ltd. ("Alydaar International") added $1.161 million to operating expenses during 1997 for its cost of operations during the last half of 1997. Payroll and related benefit costs increased from $3.598 million in 1996 to $13.801 million in 1997, a 284% increase, as we added new personnel (from 194 people at December 31, 1996 to over 300 people at December 31, 1997) to meet the increase in sales volume. Also, we absorbed a full-year cost of the 1996 increase in personnel from 30 people at June 30, 1996 to 194 at

December 31, 1996. Occupancy costs also increased by approximately $781,000 from 1996 to 1997, as we expanded our operating facilities (or "factory") capacity and opened over a dozen regional sales offices in the USA and UK during 1997. Advertising and promotion expenditures increased from approximately $215,000 in 1996 to $832,000 in 1997. This increase was due to increased marketing efforts by our sales force via print, direct mail and telemarketing efforts and over $208,000 worth of demonstrations in 1997. Depreciation and amortization expense increased by $488,000, due in large part to the amortization of $6.719 million of goodwill, which was recorded at the time of acquisition of Alydaar International, and depreciation on the increase in the amount of property and equipment of $1.664 million. Bad debt expense was $311,000 in 1997, compared to no bad debt write-off or provision for losses in 1996. Other operating expenses increased $1.619 million in 1997, due to the significant increase in personnel, marketing and selling activities and expanded square footage occupied in 1997 versus 1996. Categories included travel, meals and entertainment expenses, which increased from $219,000 in 1996 to $747,000 in 1997; telephone expenses increased by $138,000 in 1997 from 1996 due to a significant increase in sales and marketing efforts during 1997 and an increase in the sales force from one person in 1996 to 25 people from August 1997 through the end of the year; office supplies and related expenses increased to $122,000 from $31,000 in 1996 due to increased personnel; professional fees, which increased $348,000, primarily due to legal fees incurred by us to defend against two civil actions filed against us in late 1996; computer supplies and related expenses increased $79,000; sales office expenses, including telephone, copying and similar expenses increased $57,000; and other administrative and operating expenses, including postage and employee training costs, increased by $378,000.

NET INCOME (LOSS)

         In 1998 we produce net income of $1.398 million as compared with a loss of $(7.797) million for 1997, an improvement in operating results of $9.195 million. As previously noted, 1997 was a year of ramping up the business, beginning in the second quarter and reaching breakeven revenues in the fourth quarter. We reached maturity by first quarter 1998, and successfully increased business to net income of 5.0% of revenues. The loss for 1997 of $7.797 million was 52% higher than the loss of $5.132 million for 1996. The 1996 loss was due primarily to our decision to add approximately 150 people during the last half of 1996 and to increase space occupied from 3100 square feet to approximately 30,000 square feet during the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1998, we had working capital of $7.250 million as compared to working capital of $6.466 million at December 31, 1997. We had cash and cash equivalents of $2.963 million at December 31, 1998, compared to cash and cash equivalents of $1.527 million at December 31, 1997.

          In addition to funding operating activities during 1998 cash flow was used to purchase approximately $676,000 of equipment and to pay for $2.529 million of additions to computer software. We expect to spend approximately $1.6 million for furniture, fixtures, and equipment for new location which we expect to occupy in May 1999. We expect that other equipment purchases will be less than $500,000 during 1999. We also expect that additions to computer software will not exceed $750,000 for 1999.

The primary sources of cash, other than from operating activities, were from loans from stockholders, net of repayments, of approximately $2.1 million and proceeds from issuances of stock under employee benefit programs of $608,000.

On March 5, 1999, we entered into an agreement with an affiliate of Credit Suisse First Boston to sell up to $10 million of subordinated, convertible Debentures (See footnote 14 "Subsequent Events" in Footnotes to Consolidated Financial Statements). We sold $3 million of Debentures on March 5, 1999 and may sell an additional $2 million of Debentures by June 30 upon the meeting of certain conditions. We then have the option, upon satisfaction of certain conditions, to sell an additional $5 million, during the period beginning September 2, 1999, and continuing for a period of six months thereafter. We are in the process of arranging a revolving line of credit facility from a major financial institution, which would be secured by accounts receivable, during the second quarter 1999.

Subsequent to December 1998, we announced agreements to acquire two companies. Both transactions will use our Common Stock to acquire 100% of the Common Stock of the two companies. (See "Business - Recent Developments")

We believe that the combination of present cash balances, future operating cash flows, and cash provided from sales of debentures under the Debentures or alternate working capital financing secured by us will be adequate to fund our growth and provide adequate liquidity for the recently foreseeable future.

IMPACT OF INFLATION

We believe that inflation will not have a material impact on our future operating results.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting standards applicable to us consist of Statement of Position 98-4, "Deferral of the Effective Date of the Provision of SOP 97-2, Software Revenue Recognition" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions", each of which relates to software revenue recognition requirements. It is not expected that the adoption of these accounting pronouncements will have a material effect on our operating results or financial condition.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to identify the applicable year. Any of our computer equipment, software and devices with embedded technology that are time-sensitive may mistakenly identify a date field using "00" as the year 1900, rather than the year 2000.

State of Readiness. We provide Y2K Remediation and Validation services to Fortune 500 companies and government agencies and intend to employ the same methods and processes to complete our own internal Y2K project. We established a Y2K task force, comprised of members representing our various areas of business operation, to assess, remediate and test the impact of Y2K on our IT and non-IT systems, material third party relationships, and services. As identified by the task force, our Y2K issues that may have a material impact on our ability to continue our normal business practices include: internal business systems; internet and intranet service; telecommunications; power; and the compliance and readiness of our third party suppliers, vendors, and customers. The task force has divided our Y2K project into three major phases: (1) identification, assessment and planning; (2) remediation; and (3) verification and contingency planning. We have completed the identification and planning portion of the first phase and are in the middle of the assessment portion of the project. To date, our progress has not revealed any information which indicates that the magnitude of our Y2K problem is material. During the remediation phase of the project, we will replace obsolete systems and update (or repair) the hardware, embedded systems or applications both internally developed and those purchased from third party vendors so they are Y2K compliant. During the verification and contingency planning phase of the project, we will perform acceptance testing and review the results to determine that the updated applications or internally remediated systems are ready to return to production as well as remove any unused and outdated hardware and software, and migrate the various systems to production status. Based on information compiled to date, we expect to substantially complete our compliance project, as outlined above, by the end of the third quarter 1999. In addition to our own compliance efforts, we are conducting an assessment of the third parties with which we have material relationships to determine if they are Y2K compliant. We have contacted our key vendors and suppliers and to date, we have not received sufficient responses to make a definitive statement; however, the responses received indicate that these key vendors and suppliers are addressing their Y2K issues. In May of 1999 we will be moving into a newly constructed headquarters building. We have received responses from most of the vendors and suppliers that are supplying either IT or non-IT systems for the new headquarters and they have indicated that they are addressing the Y2K issue. Finally, we have replaced our voice mail systems with new, Y2K-compliant systems to better provide for the expanding communication needs of the organization.

Costs to Address Y2K Issues. At this stage of the project, we project the total estimated cost to be no more than $250,000. These costs consist primarily of the cost of labor needed to complete our compliance project. The approximate labor cost during the first quarter 1999 was $30,000, with the remainder to be incurred in 1999 as the more labor intensive portions of the project are completed. The move to the new headquarters building, replacement of IT and non-IT systems and the timing thereof, arose in the ordinary course of our growth, and is not considered a cost associated with the Y2K issue.

Risks of Year 2000 Issues. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. If such failures occur, our results of operations, liquidity, and financial condition could be materially and adversely affected and we may be required to incur unanticipated expenses to remedy any problems not addressed by our compliance efforts. Additionally, if any of our material suppliers or vendors is not fully Y2K compliant, it is possible that a system failure or miscalculations causing disruptions in our operations or potential problems with our product and service offerings could result.

Contingency Plans. Part of our Y2K project includes the preparation of contingency plans. We anticipate completion of our contingency plans by mid-1999.

The statements made in this Form 10-K that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may", "will", anticipates", "expects", "projects", "estimates", "believes" or "continue", the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, the impact of competitive products and services, the ability of customers to package code in a timely manner, our ability to manage growth and acquisitions of technology or people, diversification of our business, the effect of economic and business conditions, including risks inherent in international operations, the ability to attract and retain technical personnel and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this release.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no market risk sensitive instruments, positions or transactions at December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Consolidated Financial Statements" on pages F-2 through F-16 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
         SECTION 16(A)



Directors and Executive Officers               Age      Position
--------------------------------               ---      --------
Robert F. Gruder                               40       Chief Executive Officer and Chairman of the
                                                        Board

Frank G. Milligan                              58       President and Director

Thomas J. Dudchik                              39       Senior Vice President and Director

James F. Helm                                  57       Chief Information Officer

Richard J. Blumberg 1                          63       Director


--------------------------------
(1) Mr. Blumberg was appointed to fill the Director position vacated by Mr. McMillan, who resigned for personal reasons. Mr. Milligan was appointed to fill the Director position vacated upon Mr. Scott's resignation (See "Business -- Recent Developments"). Messrs. Blumberg and Milligan will be placed on the ballot for election by our shareholders at our next annual meeting to serve a one year term.

         Directors are elected to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The Board of Directors held three meetings during the calendar year 1998 and also met informally and acted by written consent during the year. Officers serve at the discretion of the Board of Directors subject to any contracts of employment. At the present time there are no contracts.

         ROBERT F. GRUDER has served as Chief Executive Officer and Chairman of the Board of Directors since 1989. Prior to his association with the Company and for three years, Mr. Gruder served as president of GEM Technologies, Inc. ("GEM"), a company which was engaged in developing a computer language compiler. GEM filed for bankruptcy in 1992 pursuant to Chapter 7 of the Bankruptcy Code. Mr. Gruder was the principal stockholder of GEM. Prior to Mr. Gruder's association with GEM, he was employed at three different banks. Mr. Gruder is a graduate of American University and holds a BS degree in finance.

         FRANK G. MILLIGAN joined us as Chief Operating Officer in December 1996 and on May 19, 1998 was appointed President. In March 1999, Mr. Milligan was appointed as a Director. Between 1963 and December 1996, Mr. Milligan was employed by IBM. He served as a senior manager with various management responsibilities in development and systems integration and general business management. Mr. Milligan attended the University of Tennessee, where he received BS and MS degrees in electrical engineering.

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

         RICHARD J. BLUMBERG was appointed to serve as an interim director in place of John McCarthy, who resigned as a director because of other personal commitments. Mr. Blumberg is a practicing attorney in New York and for the last five years has been a member of the firm of McLaughlin & Stern, LLP. The McLaughlin & Stern law firm has acted as corporate counsel to Alydaar for the last two years. Mr. Blumberg received a bachelor of laws degree from New York University School of Law.


         Messrs. Blumberg and Milligan currently serve on our Compensation Committee. Messrs. Blumberg and Gruder currently serve on our Audit Committee.

         Our outside directors, upon their appointment to the Board, were given the option to receive an award of 15,000 warrants each. The warrants vest after one year from the date of the grant at the fair market price of our Common Stock on the date of grant and expire after 10 years. The outside directors do not receive any compensation for their attendance at meetings, but are reimbursed for travel expenses.

         Based solely on review of the copies of such forms furnished to us or written representations that no forms 5 were required, we believe that during the year ended December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

         The following tables set forth information with respect to compensation paid by us for the services during the three years ended December 31, 1998 of our Chief Executive Officer and President. No other officer receives compensation in excess of $100,000.


SUMMARY COMPENSATION TABLE

                                                                                  Long Term Compensation
                                                                                  ----------------------

                                  Annual Compensation                             Awards     Payouts
                                  -------------------                             ------     -------

(a)                               (b)     (c)             (d)         (e)         (f)        (g)          (h)        (i)


                                                                                    Re-
                                                                      Other       stricted   Securities
                                                                      Annual       Stock     Underlying   LTIP       All Other
                                                                      Compen-      Awarded     Options/   Payouts     Compen-
Name and Principal Position      Year      Salary($)      Bonus($)    sation($)      ($)       SARs(#)     ($)       sation($)
---------------------------      ----      ---------      --------    ---------      ----      -------     ----      ---------
ROBERT F. GRUDER                 1998       68,730        -0-         -0-            -0-        2,000(1)   -0-       -0-
Chief Executive Officer
                                 1997       60,000        -0-         -0-            -0-        2,000      -0-       -0-

                                 1996       60,000        -0-         -0-            -0-        -0-        -0-       -0-

FRANK G. MILLIGAN                1998      103,519        -0-         -0-            -0-      102,000(2)   -0-       -0-
President
                                 1997       94,231        -0-         -0-            -0-       73,000      -0-       -0-

                                 1996        5,846        -0-         -0-            -0-        -0-        -0-       -0-


-----------------------

        (1) Mr. Gruder was granted 2,000 incentive stock options under the 1994 Plan on April 24, 1997. These options were cancelled and replaced by 2000 options granted on October 8, 1998 and vest on October 8, 1999. The options expire on October 8, 2003.
        (2) Mr. Milligan was granted incentive and non-qualified stock options over 1996, 1997 and 1998. These options were cancelled and replaced by 84,609 incentive and non-qualified stock options granted on October 8, 1998 and vest on October 8, 1999. The options expire on October 8, 2008.

         The senior executive officers do not currently receive any other personal benefits except those made available to all employees, including health insurance. We also have a 401(k) program, but during the year 1998, we made no contributions.




OPTION/SAR GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Potential Realizable Value at
                                                                                                   Assumed Annual Rates of Stock
                                                                                                   Price Appreciation for
Individual Grants                                                                                  Option Term
-----------------                                                                                  -----------


(a)                         (b)             (c)              (d)               (e)                 (f)            (g)

                            Number of       % of Total
                            Securities      Options/ SARs
                            Underlying      Granted to
                            Options/ SARs   Employees in     Exercise
Name                        Granted (#)     Fiscal Year      Price ($/Sh)      Expiration Date      5% ($)         10% ($)
----                        -----------     -----------      ------------      ---------------     -------         -------
Robert F. Gruder              2,000(1)          *                6.33             10/08/03           8,800          18,700

Frank G. Milligan           102,000           8.8                5.75             10/08/08         346,800         371,280

-------------------
        (1) The exercise price for the options granted to Mr. Gruder was established at 110% of fair market value on date of grant. These options were cancelled and replaced by 2000 options granted on October 8, 1998 and vest on October 8, 1999.
         * Less than one percent

STOCK OPTION PLANS

         In 1994, we adopted the Omnibus Stock Plan (the "1994 Plan") for the benefit of our employees. The 1994 Plan covered the issuance of 375,000 options to purchase shares of our Common Stock. The 1994 Plan was subsequently amended in 1996 to increase the number of shares from 375,000 to 1,000,000. During 1997, the 1994 Plan was further amended to increase the number of shares available under the plan to 2,000,000. As of December 31, 1998 1,159,450 shares were outstanding. The 1994 Plan provides for the issuance of options and/or stock appreciation rights. The 1994 Plan permits the issuance of either incentive stock options or non-qualified stock options. In case of incentive stock options (as defined under Section 422 of the Internal Revenue Code), the exercise price can be no less than fair market value on the date of grant. In the case of non-qualified stock options, the exercise price may be less than then fair market value. To date no options have been granted at less than fair market value at date of grant. The 1994 Plan is administered by the Compensation Committee. All employees are entitled to participate in the 1994 Plan, except that no outside directors may participate. We have adopted a policy of offering options to all full-time employees, which enables us to attract and retain skilled and dedicated personnel. On October 8, 1998 we offered all employees the option to trade in their existing options in exchange for an equal number of new options at the option price of $5.75 to vest 100% on October 14, 1999. All but one of the officers and directors took advantage of this option. All of the outstanding options expire at various times between October 2003 and 2008 with exercise prices ranging from $1.18 per share to $19.00 per share.

         During 1997 the Board of Directors at the May 22, 1998 Annual Meeting approved and the shareholders ratified the adoption of the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits employees to purchase shares of our Common Stock through payroll deductions at six-month intervals as specified in the Purchase Plan at a 15% discount from market. The Purchase Plan is to be administered by members of the Board who are ineligible to participate in the Purchase Plan. An employee electing to participate can have up to 10% of his weekly salary withheld for the purchase of stock. After purchasing the shares, a participant, who is not subject to Section 16(b) of the Exchange Act, may withdraw shares at any time. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). If participants wish to avoid a tax on the purchase of Common Stock under the Purchase Plan, the participant must meet certain holding period requirements as required by the Code. The aggregate amount of purchases by any employee may not exceed $25,000 per year. A total of 200,000 shares have been reserved by us under the Purchase Plan. As of January 31, 1998 18,686 shares were purchased under the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 30, 1999 by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock;
(ii) each of our officers and directors and (iii) all of our officers and directors as a group:


Name and Address                       Amount and Nature*      Percent of Class
----------------                       ------------------      ----------------
Robert F. Gruder                          7,035,815                 40.3%
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC 28211

Thomas J. Dudchik                           118,666                    *
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC 28211

Frank G. Milligan                             1,545                    *
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC 28211

James F. Helm                                   250                    *
c/o Alydaar Software Corporation
2101 West Rexford Road
Charlotte, NC 28211

Richard J. Blumberg (Director)                    0                    *
260 Madison Avenue
New York, NY 10016

All officers and directors                7,156,276                 41.0%
    as a group (9 persons)


            * Less than 1% of our outstanding shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the litigation referred to in Item 3, "Legal Proceedings," Mr. Robert Gruder, our Chairman and Chief Executive Officer, entered into an agreement with us to indemnify us against any liability resulting from a final unappealable judgment in connection with the Kaplan Lawsuit (See "Litigation"). In consideration of the agreement to indemnify us, we agreed to pay Mr. Gruder's legal fees and expenses in defending the Kaplan Lawsuit. As of December 31, 1998, we paid equal defense of $317,848.

         Mr. Robert F. Gruder, Chairman and Chief Executive Officer, has made advances to the Company from time to time to assist us in our working capital requirements with annual interest at 10.5% per year. The loan is evidenced by a promissory note payable on demand. As of December 31, 1998, the balance of the loan due to Mr. Gruder was $3,005,534 and accrued interest of $236,494.

         During, 1997 and 1998, V. Hollis Scott, our Chief Financial Officer, advanced us $366,700 with interest at 10.5% per annum. The loan was evidenced by a promissory note payable on demand. During 1998 we repayed Mr. Scott the balance and interest of the loan. On December 31, 1998, Mr. Scott owed us $320,750, representing the unpaid exercise price of certain stock options exercised by Mr. Scott during 1998.

         Mr. Gruder is a limited partner in the partnership group Two Morrocroft Centre, LLC, which owns our new headquarter's building located at Two
Morrocroft Centre, 4064 Colony Road, Charlotte, North Carolina. In June 1998, we entered into a lease with the partnership and expect to begin paying annual fees of $2,000,000 in May 1999. The lease was negotiated as an arms length transaction, approved by the Board of Directors and the rent is comparable to similar rents in the area.

                                     PART IV

ITEM 14.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements and Schedules
                  The financial statements and schedules appearing after the
                  Index to Exhibits are filed as part of this Annual Report.

         3.       Exhibits
                  The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

         2.1      Agreement and Plan of Merger Between Data Systems Network
                  Corporation, Alydaar Acquisition Corporation and Alydaar
                  Software Corporation*
         3.1(a)   Articles of Incorporation of Daar, Inc.(1)
         3.1(b)   Articles of Merger of Alydaar Software Corporation into Daar,
                  Inc.(1)
         3.1(c)   Plan of Merger(1)
         3.2      Amended and Restated By-Laws of Alydaar Software
                  Corporation(1)
         3.2(a)   Amendment to our Articles of Incorporation(3)
         4.2      Debenture and Agreements relating to Convertible Debenture
                  Financing we received from Marshall Capital Management, Inc.(4)
        10.2      Omnibus Stock Option Plan(1)
        10.3      Amendments to Omnibus Stock Plan(2)
        10.4      Standard Continuing Service Agreement(2)
        10.5      Indemnification Agreement by Robert F. Gruder(2)
        10.6      1997 Employee Stock Purchase Plan(2)
        10.7      Purchase Contract of Alydaar International, Ltd.(2)
        10.8      Subcontractor Agreement between Alydaar Software Corporation and Compuware Corporation(2)
        10.9      Lease, dated June 16, 1998, between Alydaar Software
                  Corporation and Two Morrocroft Centre, LLC*
        16.1      Letter re: change in accountant(1)
        23.1      Consent of Holtz Rubenstein & Co., LLP*
        27        Financial Data Schedule *

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALYDAAR SOFTWARE CORPORATION

                                    By:/s/  ROBERT F. GRUDER
                                       -----------------------------------------
                                       Robert F. Gruder, Chief Executive Officer
                                       and Chairman of the Board

Dated:  April 5, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 5, 1999, by the following persons on behalf of Registrant and in the capacities indicated.


                                    /s/  ROBERT F. GRUDER
                                    --------------------------------------------
                                    Robert F. Gruder, Chief Executive Officer
                                     and Chairman of the Board


                                    /s/  FRANK G. MILLIGAN
                                    --------------------------------------------
                                     Frank G. Milligan, President and Director


                                    /s/  THOMAS J. DUDCHIK
                                    --------------------------------------------
                                    Thomas J. Dudchik, Senior Vice President and
                                     Director


                                    /s/  MICHAEL RACANIELLO
                                    --------------------------------------------
                                    Michael Racaniello, Principal Financial and
                                     Accounting Officer


                                    /s/  RICHARD J. BLUMBERG
                                    --------------------------------------------
                                    Richard J. Blumberg, Director

                                INDEX TO EXHIBITS


       2.1        Agreement and Plan of Merger Between Data Systems Network
                  Corporation, Alydaar Acquisition Corporation and Alydaar
                  Software Corporation*
       3.1(a)     Articles of Incorporation of Daar, Inc.(1)
       3.1(b)     Articles of Merger of Alydaar Software Corporation into Daar,
                  Inc.(1)
       3.1(c)     Plan of Merger(1)
       3.2        Amended and Restated By-Laws of Alydaar Software
                  Corporation(1)
       3.2(a)     Amendment to our Articles of Incorporation(3)
       4.2        Debenture and Agreements relating to Convertible Debenture
                  Financing we received from Marshall Capital Management, Inc.(4)
      10.2        Omnibus Stock Option Plan(1)
      10.3        Amendments to Omnibus Stock Plan(2)
      10.4        Standard Continuing Service Agreement(2)
      10.5        Indemnification Agreement by Robert F. Gruder(2)
      10.6        1997 Employee Stock Purchase Plan(2)
      10.7        Purchase Contract of Alydaar International, Ltd.(2)
      10.8        Subcontractor Agreement between Alydaar Software Corporation and Compuware Corporation(2)
      10.9        Lease, dated June 16, 1998 between Alydaar Software
                  Corporation and Two Morrocroft Centre, LLC*
      16.1        Letter re: change in accountant(1)
      23.1        Consent of Holtz Rubenstein & Co., LLP*
      27          Financial Data Schedule *

------------------
         * Filed herewith
         (1) Incorporated by reference from our Registration of Securities on Form 10, pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, filed with the Commission.
         (2) Incorporated by reference from our 1997 Form 10K Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, filed with the Commission.
         (3) Incorporated by reference from our Form 8K Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, filed May 28, 1998.
         (4) Incorporated by reference from our Form 8K Current Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, filed March 12, 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page
                                                           ----
Independent auditors' report                               F-2

Consolidated balance sheets                                F-3

Consolidated statements of operations                      F-4

Consolidated statement of stockholders' equity             F-5

Consolidated statements of cash flows                      F-6

Notes to consolidated financial statements              F-7 - F-16

                          Independent Auditors' Report




Board of Directors and Stockholders
Alydaar Software Corporation and Subsidiary
Charlotte, North Carolina

We have audited the consolidated balance sheets of Alydaar Software Corporation and Subsidiary (d/b/a Information Architects Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alydaar Software Corporation and Subsidiary as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


         /s/ HOLTZ RUBENSTEIN & CO., LLP
         HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
February 23, 1999 (except for Note 15b,
   as to which the date is March 5, 1999)

                   ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                              ------------------------------
         ASSETS                                                   1998               1997
                                                              -----------        -----------
CURRENT ASSETS:
Cash                                                          $ 2,962,570        $ 1,526,924
Accounts receivable, net allowance for doubtful
     accounts of $100,000 and $115,000, respectively            5,231,116          5,150,617
Costs and estimated earnings in
     excess of billings                                         2,213,036          1,297,986
Prepaid expenses and other current assets                         304,621            249,801
Other receivable (Note 3)                                              --            435,000
Deferred tax asset (Note 12)                                    1,800,000            600,000
Loan to stockholder                                                    --             51,256
                                                              -----------        -----------
       Total current assets                                    12,511,343          9,311,584

PROPERTY AND EQUIPMENT, net (Note 4)                            2,561,253          2,697,051

COMPUTER SOFTWARE, net (Note 5)                                 2,254,429            222,026

GOODWILL, net of accumulated amortization of
     $671,400 and $223,800, respectively (Note 2)               6,047,183          6,494,783

OTHER ASSETS                                                       97,186            141,030
                                                              -----------        -----------

                                                              $23,471,394        $18,866,474
                                                              ===========        ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                              $ 1,341,651        $ 1,005,923
Accrued payroll and commissions                                   282,515            350,000
Other current liabilities                                         543,986            420,220
Billings in excess of costs and estimated
     earnings on contracts in progress                                 --             49,497
Current portion of capital lease obligations                       51,063             21,869
Loans payable, stockholders (Note 6)                            3,042,029            998,118
                                                              -----------        -----------
       Total current liabilities                                5,261,244          2,845,627
                                                              -----------        -----------

CAPITAL LEASE OBLIGATIONS                                         121,327            101,230
                                                              -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:  (Notes 2, 6 and 7)
Common stock, $0.001 par value, 50,000,000 shares
     authorized; 17,505,686 and 17,808,728 shares issued           17,506             17,809
Additional paid-in capital                                     31,111,734         30,113,284
Deficit                                                       (12,696,567)       (14,094,107)
Accumulated other comprehensive income                            (23,100)           (26,924)
                                                              -----------        -----------
                                                               18,409,573         16,010,062
Less:  treasury stock, at cost                                         --               (445)
         receivable from warrant exercise                        (320,750)           (90,000)
                                                              -----------        -----------
       Total stockholders' equity                              18,088,823         15,919,617
                                                              -----------        -----------

                                                              $23,471,394        $18,866,474
                                                              ===========        ===========


                 See notes to consolidated financial statements

                   ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Years Ended
                                                               December 31,
                                            -------------------------------------------------
                                               1998               1997               1996
                                            -----------        -----------        -----------
REVENUES (Note 9)                           $27,790,621        $10,736,237        $    37,500
                                            -----------        -----------        -----------

EXPENSES:  (Notes 7 and 10)
   Payroll and related costs                 19,239,268         13,800,797          3,598,307
   Rent and occupancy                         1,440,608          1,102,050            320,707
   Advertising and promotion                    611,986            832,270            215,453
   Depreciation and amortization              1,835,718            837,897            349,655
   Bad debt expense                             402,804            310,833                 --
   Litigation and legal costs                   691,669            378,302            145,149
   Other operating expenses                   3,172,050          1,955,519            569,499
                                            -----------        -----------        -----------
                                             27,394,103         19,217,668          5,198,770
                                            -----------        -----------        -----------

       Earnings (loss) from operations          396,518         (8,481,431)        (5,161,270)
                                            -----------        -----------        -----------

OTHER INCOME (EXPENSES):
   Interest expense                            (255,219)           (54,171)            (3,550)
   Interest income                               37,509             14,454              6,812
   Other income                                  18,732            123,981             25,163
                                            -----------        -----------        -----------
                                               (198,978)            84,264             28,425
                                            -----------        -----------        -----------

EARNINGS (LOSS) BEFORE
   TAX BENEFIT                                  197,540         (8,397,167)        (5,132,845)

INCOME TAX BENEFIT (Note 12)                 (1,200,000)          (600,000)                --
                                            -----------        -----------        -----------

NET EARNINGS (LOSS)                         $ 1,397,540        $(7,797,167)       $(5,132,845)
                                            ===========        ===========        ===========

NET EARNINGS (LOSS) PER
   COMMON SHARE:  (Note 7)
     Basic                                  $       .08        $      (.51)       $      (.41)
                                            ===========        ===========        ===========

     Diluted                                $       .08        $      (.51)       $      (.41)
                                            ===========        ===========        ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:  (Note 7)
     Basic                                   17,446,467         15,387,125         12,394,056
                                            ===========        ===========        ===========

     Diluted                                 17,584,510         15,387,125         12,394,056
                                            ===========        ===========        ===========

                 See notes to consolidated financial statements

                   ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (Notes 2, 6 and 7)


                                                 Common Stock
                                          --------------------------
                                                                                                                  Other
                                                                            Additional                           Comprehe-
                                            Shares                           Paid-in                               sive
                                          Outstanding        Amount          Capital             Deficit          Income
                                          -----------       --------       ------------       ------------       --------
Balance, January 1, 1996                   11,187,373       $ 11,187       $  1,282,770       $  1,164,095       $     --
                                          -----------       --------       ------------       ------------       --------

Comprehensive (loss):

   Net loss                                        --             --                 --         (5,132,845)            --

   Comprehensive loss                              --             --                 --                 --             --

Issuance of common shares                   2,385,909          2,386          5,076,014                 --             --

Issuance of common shares
   as treasury stock                          900,000            900               (900)                --             --

Shares issued to employees from
   exercise of stock options                   10,000             10            202,695                 --             --

Retirement of treasury stock                 (500,000)          (500)          (249,500)                --             --
                                          -----------       --------       ------------       ------------       --------

Balance, December 31, 1996                 13,983,282         13,983          6,311,079         (6,296,940)            --
                                          -----------       --------       ------------       ------------       --------

Comprehensive (loss):

   Net loss                                        --             --                 --         (7,797,167)            --

   Translation adjustments                         --             --                 --                 --        (26,924)
                                                                                                                 --------

Comprehensive loss

Issuance of common shares
   for cash, net                            1,703,500          1,704         12,986,118                 --             --

Issuance of securities for services            45,000             45            367,455                 --             --

Issuance of securities in connection
   with business acquisition                  791,652            792          6,358,208                 --             --

Shares issued from exercise
   of stock options/warrants                1,235,294          1,235          4,086,494                 --             --

Conversion of debt for equity                  50,000             50              3,930                 --             --
                                          -----------       --------       ------------       ------------       --------


Balance, December 31, 1997                 17,808,728         17,809         30,113,284        (14,094,107)       (26,924)
                                          -----------       --------       ------------       ------------       --------

Comprehensive income:

   Net earnings                                    --             --                 --          1,397,540             --

   Translation adjustments                         --             --                 --                 --          3,824

Comprehensive income                                                                                            1,401,364

Issuance of securities for services             1,900              2             13,798                 --             --

Issuance of securities under
   employee stock purchase plan                18,583             19            223,323                 --             --

Shares issued from exercise
   of stock options/warrants                  113,475            113            705,550                 --             --

Conversion of debt for equity                   8,000              8             55,779                 --             --

Retirement of treasury stock                 (445,000)          (445)                --                 --             --
                                          -----------       ---------      ------------       ------------       --------

Balance, December 31, 1998                 17,505,686       $ 17,506       $ 31,111,734       $(12,696,567)      $(23,100)
                                          ===========       ========       ============       ============       ========


                                                 Treasury Stock
                                         ------------------------
                                                                       Receivable          Total
                                                                         from           Stockholders
                                                                        Warrant         (Deficiency)
                                          Shares          Amount        Exercise           Equity
                                         --------       ---------       ---------       ------------
Balance, January 1, 1996                 (500,000)      $(250,000)      $      --       $   (120,138)
                                         --------       ---------       ---------       ------------

Comprehensive (loss):

   Net loss                                    --              --              --         (5,132,845)
                                                                                        ------------

   Comprehensive loss                          --              --              --         (5,132,845)
                                                                                        ------------

Issuance of common shares                      --              --              --          5,078,400

Issuance of common shares
   as treasury stock                     (900,000)           (900)             --               (900)

Shares issued to employees from
   Exercise of stock options              105,000             105              --            202,810

Retirement of treasury stock              500,000         250,000              --                 --
                                         --------       ---------       ---------       ------------

Balance, December 31, 1996               (795,000)           (795)             --             27,327
                                         --------       ---------       ---------       ------------

Comprehensive (loss):

   Net loss                                    --              --              --         (7,797,167)

   Translation adjustments                     --              --              --            (26,924)
                                                                                        ------------

Comprehensive loss                                                                        (7,824,091)
                                                                                        ------------

Issuance of common shares
   for cash, net                               --              --              --         12,987,822

Issuance of securities for services            --              --              --            367,500

Issuance of securities in connection
   with business acquisition                   --              --              --          6,359,000

Shares issued from exercise
   Of stock options/warrants              350,000             350         (90,000)         3,998,079

Conversion of debt for equity                  --              --              --              3,980
                                         --------       ---------       ---------       ------------


Balance, December 31, 1997               (445,000)           (445)        (90,000)        15,919,617
                                         --------       ---------       ---------       ------------

Comprehensive income:

   Net earnings                                --              --              --          1,397,540

   Translation adjustments                     --              --              --              3,824
                                                                                        ------------

Comprehensive income                                                                       1,401,364
                                                                                        ------------

Issuance of securities for services            --              --          90,000            103,800

Issuance of securities under
   employee stock purchase plan                --              --              --            223,342

Shares issued from exercise
   of stock options/warrants                   --              --        (320,750)           384,913

Conversion of debt for equity                  --              --              --             55,787

Retirement of treasury stock              445,000             445              --                 --
                                         --------       ---------       ---------       ------------

Balance, December 31, 1998                     --             $--       $(320,750)      $ 18,088,823
                                         ========       =========       =========       ============

                   ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years Ended
                                                                              December 31,
                                                            ------------------------------------------------
                                                                1998               1997              1996
                                                            -----------       ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                      $ 1,397,540       $ (7,797,167)      $(5,132,845)
                                                            -----------       ------------       -----------
   Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
       Stock based compensation                                 103,800            330,500           252,810
       Allowance for doubtful accounts                          (15,000)           115,000                --
       Depreciation and amortization                          1,835,718            837,897           349,655
       Loss on disposal of equipment                              1,127                 --                --
       Deferred tax benefit                                  (1,200,000)          (600,000)               --
       (Increase) decrease in assets:
         Accounts receivable                                    (60,495)        (4,963,962)          (37,500)
         Costs and estimated earnings
           in excess of billings                               (915,050)        (1,297,986)               --
         Prepaid expenses and other current assets              (54,821)           (66,719)           (2,760)
       (Decrease) increase in liabilities:
         Accounts payable                                       335,728         (1,202,354)        1,986,654
         Accrued payroll and commissions                        (67,485)           332,600             7,702
         Other current liabilities                              179,555            160,076           (59,274)
         Billings in excess of costs
           and estimated earnings                               (49,497)          (170,495)               --
                                                            -----------       ------------       -----------
       Total adjustments                                         93,580         (6,525,443)        2,497,287
                                                            -----------       ------------       -----------
       Net cash provided by (used in)
         operating activities                                 1,491,120        (14,322,610)       (2,635,558)
                                                            -----------       ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                       (675,511)        (1,556,109)       (1,737,561)
   Proceeds from disposal of equipment                           37,237                 --                --
   Additions to computer software                            (2,528,756)          (107,971)         (251,105)
   Decrease (increase) in other assets                           43,844            (80,808)          (52,516)
   Net cash received from acquisition of subsidiary                  --              1,450                --
   Decrease in other receivables                                435,000             55,000                --
   Loans receivable                                                  --           (300,000)               --
                                                            -----------       ------------       -----------
       Net cash used in investing activities                 (2,688,186)        (1,988,438)       (2,041,182)
                                                            -----------       ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of stock                             608,255         16,985,201         4,537,500
   Advances to stockholders                                          --                 --           (10,183)
   Loans from stockholders                                    2,628,147          1,394,568           503,370
   Repayments of stockholders' loans                           (532,981)          (900,000)               --
   Repayments of capital lease obligations                      (70,709)           (21,179)               --
                                                            -----------       ------------       -----------
       Net cash provided by financing activities              2,632,712         17,458,590         5,030,687
                                                            -----------       ------------       -----------

NET INCREASE IN CASH                                          1,435,646          1,147,542           353,947

CASH AND CASH EQUIVALENTS,
   beginning of year                                          1,526,924            379,382            25,435
                                                            -----------       ------------       -----------

CASH AND CASH EQUIVALENTS, end of year                      $ 2,962,570       $  1,526,924       $   379,382
                                                            ===========       ============       ===========

                 See notes to consolidated financial statements

                   ALYDAAR SOFTWARE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a.       Description of business

         Through 1998, the Company was engaged primarily in the business of providing software reengineering services, specializing in the correction of existing mainframe computer software systems to manage the year 2000 and thereafter. By the end of 1998, the Company began transformation to become an enterprise information portal business which will include document imaging, networking, web design and hosting, legacy data acquisition, content dissemination and presentation, in addition to continuing to provide year 2000 services.

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

         Intangible assets are amortized using the straight-line method over the following periods:
    Computer software    3 years
    Goodwill             15 years

         e.       Revenue recognition

         Commencing January 1, 1997, the Company reported revenues from contracts on the percentage-of-completion method for financial reporting purposes, in accordance with Statement of Position No. 97-2, "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants' Accounting Standards Executive Committee (AcSEC). Revenues under these contracts are recognized based on the proportion of contract costs incurred to total estimated contract costs. Contract costs include all direct labor related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont'd)

         e.       Revenue recognition (Cont'd)

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

         j.       Software development costs

         The Company's policy is to capitalize certain costs attributable to modifying and improving its software product or developing additional features of its code subsequent to the establishment of technological feasibility to the extent that costs are realizable from future revenues. Costs subject to capitalization include labor, overhead, and purchased software. Costs capitalized in 1998, 1997 and 1996 approximated $2,529,000, $108,000 and
$251,000, respectively.

         k.       Comprehensive income

         Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprised of foreign currency translation adjustments. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant.

         l.       Advertising costs

         Advertising costs are expensed as incurred. Advertising expense approximated $612,000, $624,000 and $215,000 in 1998, 1997 and 1996,
respectively.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont'd)

         m.       Reclassifications

         Certain items in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 classifications.

         n.       New accounting standards

         In March 1998, AcSEC issued Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed for Internal Use" ("SOP-98-1"). SOP No. 98-1, effective for years beginning after December 15, 1998, requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. Under SOP No. 98-1, non-payroll related overhead costs must be charged to operations as incurred. Had the Company implemented SOP No. 98-1 as of January 1, 1998, earnings before income taxes for 1998 would have been reduced by $456,000.

         In April 1998, AcSEC issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP No. 98-5"). SOP No. 98-5 requires that all start-up (or pre-opening) activities and organization costs be expensed as incurred. This SOP is effective for years beginning after December 15, 1998. The Company believes it has complied with the provisions of this pronouncement for all periods presented.

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

3.       OTHER RECEIVABLES:

         Other receivables at December 31, 1997 consist of amounts owed the Company for shares of common stock issued in connection with warrant exercises which were collected in 1998.

4.       PROPERTY AND EQUIPMENT:

         Property and equipment, at cost, consists of the following:

                                                   December 31,
                                            --------------------------
                                               1998            1997
                                               ----            ----
         Equipment and furniture            $3,653,207      $3,221,535
         Transportation equipment              226,354         144,278
         Leasehold improvements                430,054         190,108
                                            ----------      ----------
                                             4,309,615       3,555,921
         Less accumulated depreciation       1,748,362         858,870
                                            ----------      ----------
                                            $2,561,253      $2,697,051
                                            ==========      ==========

5.     COMPUTER SOFTWARE:

          COMPUTER SOFTWARE CONSISTS OF THE FOLLOWING:

                                                   December 31,
                                            ------------------------
                                               1998          1997
                                               ----          ----
         Capitalized internal costs         $2,035,906      $ 47,147
         Purchased software                    851,926       311,929
                                            ----------      --------
                                             2,887,832       359,076
         Less accumulated amortization         633,403       137,050
                                            ----------      --------

                                            $2,254,429      $222,026
                                            ==========      ========

6.       LOANS PAYABLE, STOCKHOLDERS:

         Loans payable, stockholders represent loans from certain corporate officers/stockholders. The loans are due on demand and bear interest at 10 1/2%.

         One of the loans, which originated in 1992, provided for the conversion of the loan to common stock at a conversion rate approximating the fair market value of the common stock ($.08 per share) at the time the loan was made. In 1997, this loan was converted into 50,000 shares of common stock.

7.       STOCKHOLDERS' EQUITY:

         a. Capital stock

         During 1998, the Company issued approximately 113,500 shares of common stock for net proceeds approximating $717,000 in connection with the exercise of warrants and options. An additional 18,600 shares of common stock were issued under the Employee Stock Purchase Plan (the "Purchase Plan") for proceeds of $223,000. Further, the Company issued 9,900 common shares for services and to satisfy an outstanding liability.

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

         In December 1996 the Company placed 500,000 shares for anticipated net proceeds of $3,500,000, but the transaction was not completed by December 31, 1996. In December 1996, the Company issued 155,000 of the 500,000 shares of common stock for net proceeds of $1,041,445. The net proceeds reflect a fee of 4% and other fees charged by the underwriter.

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

         In January 1996, the Company retired all of the outstanding treasury shares, that were obtained when a stock subscriber defaulted on his obligation. Subsequently the Company issued 900,000 shares into treasury at par value to fulfill obligations under employee stock grants and stock options. Distributions of 350,000 and 105,000 shares were made from treasury to employees in connection with the exercise of stock options in 1998 and 1997, respectively. The remaining 445,000 treasury shares were retired in 1998.

         During 1994, the Company accepted non-recourse notes totaling $450,000 for 900,000 shares of subscribed stock. In 1995, the notes expired without repayment. The Company reclaimed the shares from escrow, retired 400,000 of those shares in 1995 and retired the balance during 1996.

         b. Stock option plan

         During 1994, the Company's Board of Directors approved an omnibus stock option plan (the "1994 Plan") to benefit certain key employees. Under this plan (as amended), the Company may issue stock and/or stock options to a maximum of 10% of the authorized shares of the authorized shares of the Company, through the year 2004. The options become exercisable at various periods of time from thirty days to two years from the date of grant.

         The Company has granted employees options at various exercise prices that reflected the fair value of stock on the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Therefore, no compensation cost has been recognized. If the Company accounted for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's basic net earnings (loss) and earnings (loss) per share would have been increased to the pro forma amounts indicated below:

                                                            Years Ended
                                                            December 31,
                                         -------------------------------------------------
                                             1998               1997              1996
                                         -----------        -----------        -----------
         Net income (loss):
            As reported                  $ 1,397,540        $(7,797,167)       $(5,132,845)
            Proforma                      (1,276,460)        (9,155,167)        (5,482,845)
         Earnings (loss) per share:
            As reported                  $       .08        $      (.51)       $      (.41)
            Proforma                     $      (.07)       $      (.59)       $      (.44)

         b. Stock option plan (Cont'd)

         The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants:

                                                                               Years Ended
                                                                              December 31,
                                                      ---------------------------------------------------------
                                                         1998                      1997                   1996
                                                      --------                  --------               --------
          Dividend yield                                  -0-                       -0-                    -0-
          Expected volatility                           86.49%                    86.51%                 71.00%
          Risk free interest rate                         5.5%                      5.5%                 6.875%
          Expected lives                              3 years                   3 years                3 years

          The following table summarizes the status of stock options outstanding under the Company's option plan:

                                                              Weighted    Weighted
                                                Number         Average    Average
                                                  of          Exercise      Fair
                                                Shares         Price        Value
                                                ------         -----        -----
         Granted                                295,000       $ 2.23      $ 1.16
         Exercised                             (115,000)        1.75
         Cancelled and expired                       --                       --
                                              ---------
         Outstanding, December 31, 1996         570,000         1.82
         Granted                                907,900        11.06        6.42
         Exercised                             (440,000)        1.83
         Cancelled and expired                  (60,500)       12.38
                                              ---------
         Outstanding, December 31, 1997         977,400         9.78
         Granted                              1,091,000         7.72        4.99
         Exercised                             (113,475)        6.32
         Cancelled and expired                 (795,000)       10.96
                                              ---------
         Outstanding, December 31, 1998       1,159,925         7.37
                                              =========

         The weighted average remaining contractual life of options outstanding as of December 31, 1998 is 9.2 years.

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

         The Company issued 10,000 warrants to an underwriter in each of the years ended December 31, 1997 and 1996. The warrants have exercise prices ranging from $11.25 per share to $14.55 per share. These warrants are outstanding as of December 31, 1998.

         c. Warrants (Cont'd)

         During 1997, the Company issued an aggregate of 30,000 warrants, with exercise prices ranging from $9.75-$11.75 per share, to two directors. The fair value of the warrants is being charged to operations over the vesting period of the options. During 1998, 15,000 warrants were cancelled, and the remaining 15,000 warrants, with an exercise price of $9.75 per share, are outstanding as of December 31, 1998.

         During 1994 and 1995, the Company issued an aggregate of 1,425,000 Class A and 300,000 Class B warrants in connection with the sale of securities. The exercise prices of the Class A and Class B Warrants were $1.50 and $2.00, respectively. During 1997, 425,000 Class A and 300,000 Class B Warrants were exercised. During 1996, 435,000 Class A and 65,000 Class B Warrants were exercised, and 565,000 Class A and 935,000 Class B Warrants were retired. As of December 31, 1998, there were no Class A or Class B Warrants outstanding.

         In 1995, the Company issued an aggregate of 307,142 warrants to third parties in consideration for services provided in connection with various equity offerings. The warrants had exercise prices ranging from $1 to $1.75, and were exercised in 1997.

         d. Employee stock purchase plan

         In August 1997, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions. Semi-annually, participant account balances are used to purchase shares of stock at 85% of the lesser of the fair market value at (i) the beginning or (ii) the end of the semi-annual offering period.

         The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. A total of 200,000 shares are available for purchase under the Purchase Plan. Approximately 18,600 shares had been issued under the Purchase Plan as of December 31, 1998.

         e. Net income (loss) per common and common equivalent share

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share ("EPS") with basic earnings per share. It also requires dual presentation of basic and diluted EPS on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic and diluted EPS were equivalent for 1997 and 1996. The reconciliation of EPS for the year ended December 31, 1998 is as follows:

                                             Income          Shares      Per Share
                                           ----------      ----------    ---------
         Basic EPS                         $1,397,540      17,446,467      $.08
         Effect of diluted securities              --         138,043        --
                                           ----------      ----------      ----

         Diluted EPS                       $1,397,540      17,584,510      $.08
                                           ==========      ==========      ====

         Options and warrants to acquire 1,457,000, 1,027,000 and 1,305,000 shares of common stock were not included in the computation of diluted EPS for 1998, 1997 and 1996, respectively, because their exercise prices were greater than the average market price of the common shares.

8.       SUPPLEMENTARY CASH FLOW INFORMATION:

         Cash paid for interest expense for the years ended December 31, 1998, 1997 and 1996 was $78,000, $22,200 and $-0-, respectively.

         During 1998 and 1997, the Company incurred capital lease obligations approximating $120,000 and $144,000, respectively, for the acquisition of various property and equipment. Further, the Company issued stock and/or options to various parties in consideration for services provided.

9.       CONCENTRATION OF CREDIT RISK:

         The Company maintained bank balances which at times exceeded the federally insured limit of $100,000.

         One customer accounted for 20% of net revenues for 1998. Sales to two customers approximated 14% and 12% of net revenues for 1997. One customer accounted for 100% of net revenues for 1996.

         Sales to foreign customers, located principally in Europe, approximated 18% and 32% of net sales for 1998 and 1997, respectively.

10.      COMMITMENTS AND CONTINGENCY:

         a. Leases

         The Company leases operations and sales office space under various operating leases. Rent expense under these leases approximated $1,319,000, $916,000 and $257,000 in 1998, 1997 and 1996, respectively. Future minimum lease payments under these operating leases are:

                        Year Ending
                       December 31,           Amount
                       ------------          -------
                           1999              $93,300
                           2000               44,100

         In June 1998, the Company entered into a lease agreement for a building currently under construction. The Company intends to consolidate its operations into this one facility. The ten year lease agreement, which commences upon the completion of the facility (estimated to be May 1999), provides for an annual rent of $2,000,000. The Company's Chairman is affiliated with the lessor.

         b. Litigation

         The Company is a defendant in a lawsuit which relates to Gem Technologies, Inc. (GEM) a former affiliated company of Information Architects Corporation. Twenty purported noteholders or shareholders of GEM filed a complaint against certain officers, GEM and the Company alleging that the defendants fraudulently induced the plaintiffs into entering a note purchase agreement with GEM and fraudulently transferred the property of GEM to the Company. The plaintiffs have sought actual damages, punitive damages, attorney fees and injunctive relief relative to the property allegedly transferred to the Company.

         Although no estimate of loss or range of loss, if any, can be determined at this time, the Company intends to vigorously defend the allegations made in this complaint. In addition, the Company's Chairman has agreed to indemnify the Company against any liability resulting from a final and unappealable judgment or settlement in this action.

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The following methods and assumptions used to estimate the fair value of the following classes of financial instruments:

         Current Assets and Current Liabilities: The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable, costs and estimated earnings in excess of billings, certain accrued liabilities, and certain other short-term financial instruments, approximates their carrying amount in the financial statements due to the short maturity of such instruments.

         Capital Lease Obligations: The fair value of the capital lease obligations approximate their carrying amount since the currently effective rates reflect market rates.

12.      INCOME TAXES:

         The income tax benefit for 1998 and 1997 represents the estimated benefit of net operating losses, net of a valuation allowance. No benefit was recognized in 1996 as the Company had a 100% valuation allowance

         The components of the net deferred tax asset (liability) are as follows:

                                                                    December 31,
                                                  -----------------------------------------------
                                                     1998              1997              1996
                                                  -----------       -----------       -----------
         Net operating loss carryforward          $ 6,011,000       $ 5,720,000       $ 2,280,000
         Costs and estimated earnings
           in excess of billings                     (885,000)         (519,000)               --
         Investment in subsidiary                    (211,000)          382,000                --
         Depreciation method of
           property and equipment                    (171,000)         (120,000)         (128,000)
         Other                                         84,000           127,000                --
         Allowance for realization of assets       (3,028,000)       (4,990,000)       (2,152,000)
                                                  -----------       -----------       -----------
                                                  $ 1,800,000       $   600,000       $        --
                                                  ===========       ===========       ===========

         A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                                        Years Ended
                                                                        December 31,
                                                      -----------------------------------------------
                                                         1998              1997              1996
                                                      -----------       -----------       -----------
         Computed income tax provision
           (benefit) at 34%                           $    67,000       $(2,855,000)      $(1,745,167)
         Adjustment to allowance for realization
           of deferred tax asset net operating
           loss carryforward                           (1,267,000)        2,255,000         1,745,167
                                                      -----------       -----------       -----------
                                                      $(1,200,000)      $  (600,000)      $        --
                                                      ===========       ===========       ===========

         As of December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $15,029,000 available through December 31, 2013 to offset future taxable income. However, under Section 382 of the Internal Revenue Code, a greater than 50% change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited.

13.      RETIREMENT PLAN:

         In August 1997, the Company adopted a salary reduction plan under
Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any qualified employees may elect to contribute up to 10% of earnings. The Company may, at its discretion, match a percentage of an employee's elected deferrals. The Company did not make a contribution to the Plan in 1998 and 1997.

14.      FOURTH QUARTER ADJUSTMENTS:

         During the fourth quarter of 1998, the Company recorded certain adjustments, related to revenue recognition and the classification of demonstration expenses, which reduced revenues by $1,659,000. Of this amount, approximately $1,150,000, $228,000 and $281,000 are allocable to the first, second and third quarters, respectively. The adjustments also reduced net earnings by $1,000,000, which is allocable to the first quarter.

15.      SUBSEQUENT EVENTS:

         a. Acquisitions

         On January 31, 1999, the Company entered into a merger agreement with Data Systems Network Corporation ("DSNC"), a provider of computer network services and products that enable the control of complex distributed computing environments. Under the terms of the agreement, the Company would exchange approximately 1.6 million shares of its common stock of all outstanding shares of DSNC.

         In addition, in February 1999, the Company entered into agreements to acquire technology and the on-going business of certain entities engaged in various internet businesses.

         b. Private placement

         On March 5, 1999, the Company completed a private placement of up to $10,000,000 of convertible exchangeable debentures ("Debentures"). The placement will be made in three tranches. Tranche A ($3,000,000) was completed on March 5, 1999. Tranche B ($2,000,000) will automatically fund upon certain conditions being met. Tranche C ($5,000,000) may be completed, at the Company's option, upon the meeting of certain conditions as of September 2, 1999 or up to six months thereafter. In addition to the issuance of the Debentures, the Company has issued warrants to the investor(s) to purchase 30,000 shares of Common Stock for an exercise price equal to the initial conversion price for Tranche A. The Company will also be required to issue additional warrants to purchase shares, if the conditions are met and Company elects to sell securities for Tranches B and C.

         The Tranche A and Tranche B Debentures are convertible into shares of Common Stock, beginning ninety days after issuance. The initial conversion price for Tranche A and Tranche B will be equal to the lower of (i) 140% of the average closing bid price for the Common Stock for the ten trading days prior to the Tranche A closing date ($12.73) or (ii) 104% of the average closing bid price for the Common Stock for the ten trading days prior to the 90th day following the closing date. The conversion price of the Debenture is subject to adjustment due to certain fluctuations in the closing bid price of the Common Stock during certain periods of time and upon the occurrence of certain events. The Debentures accrue interest at the rate of 6% per annum.

         The Company has the option, subject to the satisfaction of certain conditions (including shareholder approval authorizing issuance of preferred stock), to require the holders of the Debentures to exchange the entire principal amount of the Debentures for shares of a newly- created Series A Convertible Preferred Stock. The terms of the Preferred Stock will be substantially the same as those of the Debentures.