Form 10-K/A
period 1997-12-31
ALYDAAR SOFTWARE CORP /NC/
filed 1999-05-05
CIK 1018336

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-3
(Mark One)
         X Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                                  ALYDAAR SOFTWARE CORPORATION

                                  By: /s/ Robert F. Gruder
                                      Robert F. Gruder, Chief Executive Officer,
                                         President and Chairman

Dated:  May 5, 1999

                                INDEX TO EXHIBITS



10.8 Subcontractor Agreement between Alydaar and Compuware Corporation (previously filed with deletions as an exhibit to 10-K/A-2)*


------------------
         * Filed herewith