Form 10-Q
period 1999-03-31
ALYDAAR SOFTWARE CORP /NC/
filed 1999-05-17
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10/Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                         Commission File Number: 0-22325

                          ALYDAAR SOFTWARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        North Carolina                  87-0399301
               --------------------------------    -------------------
                (State or other jurisdiction of     (I.R.S. Employer
               incorporation or organization)      Identification No.)


              2101 Rexford Road, Suite 250 West Charlotte, NC 28211
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  704-365-2324
               --------------------------------------------------
               (Registrants telephone number, including are code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No



As of March 31, 1999, there were 17,541,644 shares of Alydaar Software Corporation common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION                                                          Page
                                                                                        ----
                  ITEM 1:  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets
                  as of March 31, 1999 and December 31, 1998                              3

                  Consolidated Statements of Operations (Unaudited)
                  for the Three Months ended March 31, 1999 and 1998                      4

                  Consolidated Statements of Cash Flows (Unaudited)
                  for the Three Months ended March 31, 1999 and 1998                      5

                  Notes to Unaudited Consolidated Financial Statements                    6

                  Supplemental Schedule of Operating Segments (Unaudited)                 7


                  ITEM 2:  Management's Discussion and Analysis of Financial
                  Condition And Results of Operations

                  Overview                                                                9

                  Results of Operations for the Three Months Ended
                  March 31, 1999, Compared with the
                  Three Months ended 1998                                                 9

                  Financial Condition and Liquidity                                      10

                  Year 2000 Compliance                                                   11


PART II. OTHER INFORMATION

                  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS                      12

                  ITEM 6:  Exhibits and Reports on Form 8-K                              12

                  Signatures                                                             13

                  Computations of Earnings per Share                                     14

                  Financed Data Schedule                                                 15

                  Amendment                                                              16

Alydaar Software Corporation
Consolidated Balance Sheets

                                                      March 31, 1999       December 31, 1998
                                                       (Unaudited)             (Audited)
             Assets
Current Assets
Cash                                                  $  2,652,033         $  2,962,570
Accounts Receivable, Net                                 3,748,237            5,231,116
Costs and Estimated Earnings
   In Excess of Billings                                 4,290,323            2,213,036
Prepaid Expenses                                           202,115              304,621
Other Receivables                                          169,538                 --
Deferred Tax Asset                                       1,800,000            1,800,000
                                                      ------------         ------------
     Total Current Assets                               12,862,246           12,511,343
Property and Equipment, Net                              2,661,207            2,561,253
Software Costs, Net                                      2,873,323            2,254,429
Goodwill, Net                                            5,935,283            6,047,183
Other Assets                                               549,944               97,186
                                                      ------------         ------------
                                                      $ 24,882,003         $ 23,471,394
                                                      ============         ============

     Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and Accrued Expenses                 $  3,792,736         $  2,168,152
Billings in Excess of Costs and Estimated
  Earnings on Contracts in Progress                        336,445                 --
Current Portion of Capital Lease Obligation                 47,213               51,063
Loans Payable, Stockholders                              2,203,075            3,042,029
                                                      ------------         ------------
     Total Current Liabilities                           6,379,469            5,261,244
                                                      ------------         ------------
Convertible Debenture Payable                            3,000,000                 --
                                                      ------------         ------------
Capital Lease Obligation                                   113,375              121,327
                                                      ------------         ------------

Commitments and Contingencies

Stockholders' Equity
Common Stock, $.001 par value, 50,000,000
  shares authorized, 17,541,644 and 17,505,686              17,541               17,506
Additional Paid-In Capital                              31,189,517           31,111,734
Deficit                                                (15,849,190)         (12,696,567)
Foreign Currency Translation Adjustment                     31,291              (23,100)
                                                      ------------         ------------
                                                        15,389,159           18,409,573
Less Receivable from Warrant Exercise                         --               (320,750)
                                                      ------------         ------------
Total Stockholders' Equity                              15,389,159           18,088,823
                                                      ------------         ------------
                                                      $ 24,882,003         $ 23,471,394
                                                      ============         ============

Alydaar Software Corporation
Consolidated Statements of Operations
(Unaudited)


                                     Three Months         Three Months
                                         Ended                Ended
                                        3/31/99              3/31/98

Earned Revenues                      $  5,709,715         $  8,407,822
                                     ------------         ------------

Expenses
Payroll and Related Items               6,412,356            4,683,012
Depreciation and Amortization             597,024              323,645
Rent and Occupancy                        330,888              329,674
Advertising                               365,720              276,629
Other Operating Expenses                  822,044              824,285
Bad Debt Expense                             --                 85,000
Litigation Cost                            78,231              124,532
                                     ------------         ------------
                                        8,606,263            6,646,777
                                     ------------         ------------
Operating (Loss) Income                (2,896,548)           1,761,045

Other Income (Expense)
           Acquisition Cost              (165,883)                --
           Interest Expense               (90,458)             (32,565)
           Interest Income                 19,669                2,790
           Other                          (19,402)             (31,952)
                                     ------------         ------------
                                         (256,074)             (61,727)
                                     ------------         ------------
Net (Loss) Income                    ($ 3,152,622)        $  1,699,318
                                     ============         ============

Earnings Per Share:
Basic                                $      (0.18)        $       0.10
                                     ============         ============
Diluted                              $      (0.18)        $       0.10
                                     ============         ============

Average Shares
  Outstanding:
Basic                                  17,449,668           17,398,349
                                     ============         ============
Diluted                                17,449,668           17,490,642
                                     ============         ============

Alydaar Software Corporation
Consolidated Statements of Cash Flows
Three-Month Periods Ended March 31, 1999 and 1998
(Unaudited)

                                                               1999                 1998

Cash Flow from Operating Activities:
Net (Loss) Income                                          $(3,152,622)        $ 1,699,318
Adjustments to Reconcile Net (Loss) Income
  used in Operating Activities:
  Stock based Compensation                                        --                76,500
  Allowance for Doubtful Accounts                                 --                85,000
  Depreciation and Amortization                                597,024             323,645
  Other                                                           --                (6,762)
  (Increase) Decrease in:
  Accounts Receivable                                        1,537,270          (3,211,343)
  Costs and Estimated Earnings in Excess of
    Billings                                                (2,077,287)         (1,456,939)
  Other Current Assets                                         102,506              86,207
  Increase (Decrease) in:
  Accounts Payable and Accrued Expenses                      1,624,584           1,230,382
  Billings in Excess of Costs and Estimated
    Earnings                                                   336,445             179,392
                                                           -----------         -----------
  Net Cash (used in) Operations                             (1,032,080)           (994,600)
                                                           -----------         -----------

Cash Flows From Investing Activities:
Acquisition of Property, Equipment & Software                 (879,648)           (164,929)
(Increase) in Other Assets                                     (62,759)             (2,901)
(Increase) in Other Receivables                               (248,788)            435,000
                                                           -----------         -----------
Net Cash (used in) Provided by Investing Activities         (1,191,195)            267,170
                                                           -----------         -----------

Cash Flows From Financing Activities:
Proceeds from Issuance of Stock                                153,494              64,399
Loans from Shareholders, net                                (1,228,954)            673,049
Proceeds from Convertible Debentures                         3,000,000                --
Repayment of Capital Lease Obligations                         (11,802)             (6,104)
                                                           -----------         -----------
Net Cash from Financing Activities                           1,912,738             731,344
                                                           -----------         -----------

Net (Decrease) Increase In Cash                               (310,537)              3,914
Cash at Beginning of Period                                  2,962,570           1,526,924
                                                           -----------         -----------
Cash at End of Period                                      $ 2,652,033         $ 1,530,838
                                                           ===========         ===========

Supplemental Disclosures
Interest Paid                                              $    76,822         $     5,347
                                                           ===========         ===========
Acquisition of equipment under capital
  lease obligations                                        $      --           $    55,786
                                                           ===========         ===========
Unrealized Currency Gains                                  $    54,391         $     3,824
                                                           ===========         ===========

During the first quarter of 1999, we acquired computer software for $324,000 of our common stock and an accrued liability for $426,000.

During first quarter of 1999, a former officer paid an amount owed to us with 66,667 shares of common stock (valued at $400,000) and real estate, held for sale (valued at $390,000).

Alydaar Software Corporation and Subsidiary
Notes to Unaudited Consolidated Financial Statements


1 Except as set forth in Note 5 below, the interim unaudited financial statements as of March 31, 1999 and 1998 and for the three month periods then ended, reflect all adjustments that, in the opinion of management, which are necessary for a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature.

2 No tax benefit was recorded for the three-month period ended March 31, 1999, due to uncertainty of realization. The Federal and State tax provision for the three-month period ended March 31, 1998 ($680,000) was offset by an increase in the estimated deferred tax benefit for the same amount.

3 We have adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share". Basic earnings per common share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares.

4 We have adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income". This statement requires reporting of change in owners' equity that does not result directly from transactions with owners. An analysis of these changes follows:


                                                                 Three Months Ended
                                                              3/31/99             3/31/98
                                                          -------------         -----------
      Net Income (Loss)                                   $  (3,152,622)        $ 1,699,318
      Foreign Currency Translation Adjustments - Net             54,391               3,824
                                                          ---------------------------------
      Total                                               $  (3,098,231)        $ 1,703,142
                                                          =================================

5 The 1998 revenue and income numbers set forth in the foregoing tables do not reflect the adjustments set forth in Note 14 to our 1998 consolidated financial statements attached to our 1998 Form 10-K. This note stated that during the fourth quarter of 1998, the Company recorded certain adjustments, related to revenue recognition and the classification of demonstration expenses, which reduced overall revenues for fiscal 1998 by $1,659,000. Of this amount, approximately $1,150,000, $228,000 and $281,000 are allocable to the first, second and third quarters, respectively. The adjustments also reduced net earnings by $1,000,000, which is allocable to the first quarter.

Alydaar Software Corporation
Supplemental Schedule of Operating Segments
Three Months Ended March 31, 1999
(Unaudited)


We currently have two reportable business segments: software reengineering services and internet services. The software reengineering segment has concentrated on correction and validation of existing mainframe computer software systems' ability to manage the Year 2000 problem (Y2K). These services also include software conversion services. The second reportable business segment, internet services (E-commerce) which was established in 1999 to assist customers in transforming their existing information systems' architecture to support scalable and flexible architecture for Internet, Intranet and Extranet applications.

                                                                                            Segmented
                                            Y2K                E - Commerce                  Totals
                                         --------------     -------------------       ---------------------
Revenues from external
  customers                               $  5,709,715             $         -              $    5,709,715
Interest income                                 19,669                                              19,669
Interest expense                                90,458                                              90,458
Depreciation & amortization                    564,624                  32,400                     597,024
Segment (loss)                              (2,028,745)             (1,123,877)                 (3,152,622)
Segment assets                              26,005,880                 963,390                  26,969,270
Expenditures for segment                                                                                 -
  assets                                  $    335,640            $    904,802              $    1,240,442

Reconciliation of Segment
  Information to Consolidated
  Amounts
Revenues:
Total Earned Revenues                                                                        $   5,709,715
Intersegment Revenues                                                                                    -
                                                                                      ---------------------
Total Consolidated Revenues                                                                  $   5,709,715
                                                                                      =====================

Profit or Loss:
Total Loss for Reportable Segments                                                          $   (3,152,622)
Intersegment Profits                                                                                     -
                                                                                      ---------------------
Income Before Income Taxes                                                                  $   (3,152,622)
                                                                                      =====================

Assets:
Total Assets for Reportable Segments                                                        $   26,969,270
Elimination of Intercompany Receivables                                                         (2,087,267)
                                                                                      ---------------------
                                                                                            $   24,882,003
                                                                                      =====================

Alydaar Software Corporation
Supplemental Schedule of Operating Segments
Three Months Ended March 31, 1999
(Unaudited)
(Continued)

Geographic Information:
                                Revenues              Long - Lived
                                                         Assets
                           -------------------     -------------------

United States                    $  3,914,711           $  11,530,978

Canada                                568,071                       -

Europe                              1,226,933                 488,779
                           -------------------     -------------------
Total                            $  5,709,715           $  12,019,757
                           ===================     ===================



Major Customer:

We have earned revenues from the following             Amount        % of Total
significant customers:

  State Governmental Unit                             $1,767,474       31.0%

  Insurance Company                                   $1,268,391       22.2%

  Banking Institution                                 $  575,661       10.1%

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made in this Form 10-Q that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may", "will", anticipates", "expects", "projects", "estimates", "believes" or "continue", the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, the impact of competitive products and services, the ability of customers to package code in a timely manner, our ability to manage growth and acquisitions of technology or people, diversification of our business, the effect of economic and business conditions, including risks inherent in international operations, the ability to attract and retain technical personnel and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this release.

OVERVIEW

We provide Web based solutions that enable our customers to make timely decisions, transact business, disseminate information and collaborate among co-workers, customers, suppliers and partners by transforming any type of computer information, regardless of platform or application, into a real-time, internet web page.

Our flagship offering, the Metaphoria Virtual Web Server is a patent pending, JAVA based, open internet technology that addresses the market need for the convergence of multiple data management strategies including: content management, knowledge management, document management, data management and data warehousing. Without moving the original data, the Metaphoria Virtual Web Server provides a personalized view of the information that is independent from the software application. The "digital content" from multiple sources can be delivered to the end user in a real-time Web page providing interaction and update capability, as well.

Combining Metaphoria with the desktop and networking services of our recently announced merger with Data Systems Network Corporation and the creative Web page design and development of Tumble Interactive, Inc. will give us a beginning-to-end offering of internet business solutions for our customers. In addition, we continue to offer Y2K validation and remediation services for legacy systems. These offerings enable our customers to reduce costs for information management as well as solve internal information handling needs. They also allow our customers to benefit from the unique marketing and business opportunities afforded by the move to internet commerce.

We have seen an excellent response to our Metaphoria offering since its release this quarter. However, the launching of our Internet and E-commerce offering is still in its early stages. We anticipate a favorable launch but the potential must be evaluated from the perspective of a start-up Internet opportunity in its early stages of development. Some of these risks include the impact of start-up and acquisition costs, the volatility of the emerging internet marketplace, the ability to gain an edge on our competition, proper visibility and the risk of government regulation in the internet sector. Other risks that we face include, but are not limited to, the ability to restructure our people and strategies to effectively penetrate the E-commerce marketplace, successfully implement our marketing strategies, gain synergies from our recent mergers and acquisitions, and develop ongoing technologies ahead of our competitors. There are no assurances that we will succeed in addressing any or all of these risks.

RESULTS OF OPERATIONS -THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

As noted in the 1998 audited consolidated financial statements in our annual report on Form 10-K, the first quarter 1998 revenue and income numbers do not reflect adjustments taken during the fourth quarter of 1998, relating to a reduction of approximately $1,150,000 in revenue and $1,000,000 in net earnings, both of which were allocated to the first quarter 1998.

Revenues are currently derived from Y2K remediation and validation services. Remediation service is the process of using our software programs to make the customer's application code Y2K compliant. Validation services verifies whether a customer's code is Y2K compliant. Revenues decreased $2,698,000 from $8,408,000 in first quarter 1998 to $5,710,000 in first quarter 1999 (or 32%).
This decrease was the result of a change in service demand from mostly remediation services during 1998 to mostly validation services in 1999. The validation services are priced significantly lower than remediation services. We expect this trend to continue for the remainder of 1999 so that we will derive substantially all of our revenues from validation services in our Y2K operations.

Total operating expenses increased by $1,959,000 (or 29%) from $6,647,000 in first quarter 1998 to $8,606,000 in first quarter 1999. Year 2000 operating expenses increased $1,001,000 while start-up expense related to the E-commerce business accounted for the balance of $958,000. Payroll and related items increased $1,729,000 (or 37%) to $6,412,000. Year 2000 payroll and related expenses increased by $1,286,000 (or 27%). Most of this increase was due to the use of outside contractors to perform specific software testing services requested and paid for by our customers. Payroll and related expenses for our E-commerce start-up accounted for $443,000. Depreciation and amortization increased by $273,000 (or 84%). This was essentially caused by the impact of a full year's depreciation of Y2K assets purchased in 1998. The E-commerce start-up had first quarter 1999 equipment and software purchases of $905,000 which resulted in $32,000 of first quarter 1999 depreciation. Advertising expenditures increased $89,000 (or 32%). As a result of shifting our emphasis from Y2K services to our E-commerce offering, the Y2K advertising expense decreased by $133,000 (or 48%). Total E-commerce advertising expense for the quarter ended March 31, 1999 was $222,000. Bad debt expense dropped 100% from $85,000 in first quarter 1998 to $0 in first quarter 1999. We believe that our current reserve for doubtful accounts of $169,000 is adequate. Litigation costs decreased by $47,000 as the legal costs for the litigation noted in the 1998 10K decreased. Other Operating Expenses were flat from first quarter 1998 compared to first quarter 1999, decreasing only $2,000. However, Y2K Other Operating Expenses decreased by $248,000 as we shifted our resources into the E-commerce start-up activities during the first quarter of 1999. E-commerce Other Operating Expenses totaled $246,000. Most of this cost was for travel and related marketing and general administrative support services related to start-up. Other Income (Expense) increased to ($256,000) from ($62,000) or 313% mainly due to acquisition costs incurred in 1999 related to the new E-commerce offerings.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 1999, we had working capital of $6,483,000, as compared to working capital of $7,250,000 at December 31, 1998, a decrease of $767,000 (or 10.5%).
We had cash and cash equivalents of $2,652,000 at March 31, 1999, compared to cash and cash equivalents of $2,963,000 at December 31, 1998, a decrease of $311,000 (or 10.5%). As a result of the faster than expected decline in our year 2000 revenues, we have been, and expect to continue, operating at a loss for at least the second and third quarters of 1999.

We expect to spend approximately $1.6 million for furniture, fixtures, and equipment for the new headquarters, which we will begin to occupy in June 1999. In addition, our monthly rental will increase as we move into our new headquarters during the second quarter of 1999. We also expect to continue to incur additional expenses related to the anticipated acquisitions of Tumble Interactive, Inc. and, especially, Data Systems Network Corporation. Upon the completion of the Data Systems acquisition, in addition to other expenses, the combined companies will be liable for approximately $1,000,000 in acquisition costs, including $750,000 in fees to investment bankers.

In order to fund our expected losses and expenditures as set forth above, we will be required to reduce the existing levels of operating expenses as well as to raise additional debt and equity financing. We are currently in discussions with various potential investors and institutional lenders. However, there can be no assurances that we will be successful in our efforts.

In addition to seeking alternative sources of funding, our management has undertaken a number of initiatives aimed at restructuring and reengineering our operations and processes. Our management believes that these changes will assist us in reducing overhead as we make the transition from mainly being a provider of Year 2000 services to mainly internet related products and services. Management has instituted a number of controls aimed at reducing travel and other discretionary expenses and is reviewing a number of similar cost control measures. We also recently initiated several overhead-reducing measures, including a substantial workforce reduction, since the end of the first quarter 1999, of approximately 25%. This reduction in workforce will save the Company approximately $4,200,000 on an annualized basis. The focus of these measures is to help reduce related costs as Year 2000 revenues decline. We plan to continue to closely monitor our expenses and overhead and to take additional actions as are appropriate.

As a result of our previously announced adjustment to our financial statements for the 1998 fiscal year, Marshall Capital Corporation ("Marshall"), which purchased $3 million of our convertible debentures (the "Debentures") on March 5, 1999, has advised us that it believes that the representation contained in the Debentures relating to our financial statements was incorrect. We have negotiated a modification to the terms of the Debenture that will facilitate Marshall's ability to convert the Debenture and reduce its exposure as set forth in an Exhibit to this Form 10-Q. We do not believe that Marshall will assert a default under the Debenture at this time, but no assurances can be given that it will not declare a default at some point in the future.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to identify the applicable year. Any of our computer equipment, software and devices with embedded technology that are time-sensitive may mistakenly identify a date field using "00" as the year 1900, rather than the year 2000.

State of Readiness. We provide Y2K remediation and validation services to Fortune 500 companies and government agencies and intend to employ the same methods and processes to complete our own internal Y2K project. We established a Y2K task force, comprised of members representing our various areas of business operation, to assess, remediate and test the impact of Y2K on our IT and non-IT systems, material third party relationships, and services. As identified by the task force, our Y2K issues that may have a material impact on our ability to continue our normal business practices include: internal business systems; internet and intranet service; telecommunications; power; and the compliance and readiness of our third party suppliers, vendors, and customers. The task force has divided our Y2K project into three major phases: (1) identification, assessment and planning; (2) remediation; and (3) verification and contingency planning. We have substantially completed the first phase and plan to begin the remediation phase after the move to our new headquarters. To date, our progress has not revealed any information which indicates that the magnitude of our Y2K problem is material. During the remediation phase of the project, we will replace obsolete systems and update (or repair) the hardware, embedded systems or applications both internally developed and those purchased from third party vendors so they are Y2K compliant. During the verification and contingency planning phase of the project, we will perform acceptance testing and review the results to determine that the updated applications or internally remediated systems are ready to return to production as well as remove any unused and outdated hardware and software, and migrate the various systems to production status. Based on information compiled to date, we continue to expect to substantially complete our compliance project, as outlined above, by the end of the third quarter 1999. In addition to our own compliance efforts, we are conducting an assessment of the third parties with which we have material relationships to determine if they are Y2K compliant. We have contacted our key vendors and suppliers and to date, we have not received sufficient responses to make a definitive statement; however, the responses received indicate that these key vendors and suppliers are addressing their Y2K issues. We have received responses from most of the vendors and suppliers that are supplying either IT or non-IT systems for the new headquarters and they have indicated that they have or are addressing the Y2K issue. Finally, we have replaced our voice mail systems with new, Y2K-compliant systems to better provide for the expanding communication needs of the organization.

Costs to Address Y2K Issues. At this stage of the project, we project the total estimated cost to be no more than $200,000. These costs consist primarily of the cost of labor needed to complete our compliance project. The approximate labor cost during the first quarter 1999 was $70,000, with the remainder to be incurred in 1999 as the more labor intensive portions of the project are completed. The move to the new headquarters building, replacement of IT and non-IT systems and the timing thereof, arose in the ordinary course of our growth, and are not considered a cost associated with the Y2K issue. This treatment reduced our overall estimated costs from those set forth before.

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

Contingency Plans. Part of our Y2K project includes the preparation of contingency plans. We anticipate completion of our contingency plans by the end of the third quarter of 1999.


PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 16, 1999, we acquired a next generation web server technology, called Metaphoria, from Pencom Systems Incorporated, a private company based in New York, New York ("Pencom"). In exchange for $750,000 of our common stock and the assumption of certain Pencom obligations, we acquired all of Pencom's right to our Metaphoria software. Metaphoria can gather information from multiple data sources simultaneously and present the information through a Web browser as a single point of access. At the time of the transaction, we issued 81,081 restricted shares of our common stock to Pencom and agreed to register the shares. At this time we have filed and received comments from the Securities and Exchange Commission on the Form S-3 registering Pencom's shares. The final number of shares to be issued to Pencom shall have an aggregate value of $750,000 based on the "Market Price" of our shares. The "Market Price" means the arithmetic average of the closing bid prices for our common stock on the NASDAQ National Market for the five (5) consecutive trading days immediately preceding the date of determination.

On March 5, 1999, we acquired the rights to the domain name "ia.com" from Manuel D. Garcia, an individual. In exchange for 4,315 restricted shares of common stock and additional compensation, Mr. Garcia assigned all rights in "ia.com" to us. Based on certain representation made by Mr. Garcia and SEC documents provided by us, the shares were provided to Mr. Garcia under exemption from registration pursuant to Regulation D.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:
                  4.3 Amendment
                  11. Computation of Earnings Per Share...Unaudited
                  27. Financial Data Schedule

         Reports on Form 8-K:

                  Report filed on March 12, 1999 to announce an agreement with Marshall Capital Management, Inc. an affiliate of Credit Suisse First Boston, to sell $3 million of subordinated, convertible Debentures.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


ALYDAAR SOFTWARE CORPORATION
       (Registrant)

Date:    May 17,1999                            /s/Robert F. Gruder
         -----------                            ---------------------------
                                                    Robert F. Gruder,
                                                    Chief Executive Officer


Date:    May 17, 1999                           /s/J. Wayne Thomas
         ------------                           ---------------------------
                                                    J. Wayne Thomas,
                                                    Chief Financial Officer