Form 10-Q
period 1999-06-30
INFORMATION ARCHITECTS CORP
filed 1999-08-16
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10/Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                         Commission File Number: 0-22325
                                                 -------

                       INFORMATION ARCHITECTS CORPORATION
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


                      4064 Colony Road, Charlotte, NC 28211
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

                                 [X] Yes [ ] No



As of June 30, 1999, there were 19,190,910 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION                                                          PAGE

         ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of June 30, 1999 and December 31, 1998                                       3

         Consolidated Statements of Operations (Unaudited)
         for the Three Months ended June 30, 1999 and 1998                               4

         Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months ended June 30, 1999 and 1998                               5

         Notes to Unaudited Consolidated Financial Statements                            6

         Supplemental Schedule of Operating Segments (Unaudited)                         7

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         Overview                                                                        9

         Results of Operations for the Three Months Ended
         June 30, 1999, Compared with the Three Months ended June 30, 1998               9 - 10

         Results of Operations for the Six Months Ended
         June 30, 1999, Compared with the Six Months ended June 30, 1998                10

         Financial Condition and Liquidity                                              11

         Year 2000 Compliance                                                           11


PART II. OTHER INFORMATION

         ITEM 1: LEGAL PROCEEDINGS                                                      12 - 13

         ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS                              13

         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                                        13

         ITEM 5: OTHER MATTERS                                                          14

         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                       15

         Signatures                                                                     16

         Computations of Earnings per Share                                             17

         Financial Data Schedule                                                         18

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30, 1999          DECEMBER 31, 1998
                                                           (UNAUDITED)               (AUDITED)
             ASSETS
CURRENT ASSETS
Cash                                                      $  1,103,257             $  2,962,570
Accounts Receivable, Net                                     3,457,137                5,231,116
Costs and Estimated Earnings
   In Excess of Billings                                     3,860,589                2,213,036
Prepaid Expenses                                               349,392                  304,621
Other Receivables                                              168,660                     --
Deferred Tax Asset                                           1,800,000                1,800,000
                                                          ------------             ------------
     TOTAL CURRENT ASSETS                                   10,739,035               12,511,343
PROPERTY AND EQUIPMENT, NET                                  3,652,108                2,561,253
SOFTWARE COSTS, NET                                          2,817,060                2,254,429
GOODWILL, NET                                                5,823,383                6,047,183
OTHER ASSETS                                                   232,545                   97,186
                                                          ------------             ------------
                                                          $ 23,264,131             $ 23,471,394
                                                          ============             ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                     $  4,525,182             $  2,168,152
Billings in Excess of Costs and Estimated
  Earnings on Contracts in Progress                            143,812                     --
Current Portion of Capital Lease Obligation                     29,900                   51,063
Note Payable                                                 1,000,000                     --
Loans Payable, Stockholders                                  2,492,434                3,042,029
                                                          ------------             ------------
     TOTAL CURRENT LIABILITIES                               8,191,328                5,261,244
                                                          ------------             ------------
CONVERTIBLE DEBENTURE PAYABLE                                     --                       --
                                                          ------------             ------------
CAPITAL LEASE OBLIGATION                                        61,798                  121,327
                                                          ------------             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 50,000,000
  shares authorized, 19,190,910 and 17,505,686                  19,191                   17,506
Additional Paid-In Capital                                  34,591,420               31,111,734
Deficit                                                    (19,699,966)             (12,696,567)
Foreign Currency Translation Adjustment                        100,360                  (23,100)
                                                          ------------             ------------
                                                            15,011,005               18,409,573
Less Receivable from Warrant Exercise                             --                   (320,750)
                                                          ------------             ------------
Total Stockholders' Equity                                  15,011,005               18,088,823
                                                          ------------             ------------
                                                          $ 23,264,131             $ 23,471,394
                                                          ============             ============

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                     THREE MONTHS          THREE MONTHS          SIX MONTHS           SIX MONTHS
                                        ENDED                 ENDED                ENDED                ENDED
                                       6/30/99               6/30/98              6/30/99              6/30/98
                                     (UNAUDITED)           (UNAUDITED)          (UNAUDITED)          (UNAUDITED)

EARNED REVENUES                      $  5,030,972         $  9,560,419         $ 10,740,687         $ 17,968,241
                                     ------------         ------------         ------------         ------------

EXPENSES
Payroll and Related Items               5,625,061            3,886,992           12,037,417            8,570,004
Depreciation and Amortization             694,700              368,809            1,291,724              692,454
Rent and Occupancy                        503,927              356,345              834,815              686,019
Other Operating Expenses                1,264,962            1,333,769            2,452,726            2,434,683
Bad Debt Expense                          200,000              163,750              200,000              248,750
Litigation Cost                            41,163              549,050              119,394              673,582
                                     ------------         ------------         ------------         ------------
                                        8,329,812            6,658,715           16,936,075           13,305,492
                                     ------------         ------------         ------------         ------------

OPERATING (LOSS) INCOME                (3,298,840)           2,901,704           (6,195,388)           4,662,749

OTHER INCOME (EXPENSE)
           Acquisition Cost              (165,883)                --               (297,987)                --
           Interest Expense              (382,802)             (64,405)            (473,260)             (96,970)
           Interest Income                  7,452                5,464               27,121                8,254
           Other                          (10,361)               3,619              (63,542)             (28,333)
                                     ------------         ------------         ------------         ------------
                                         (551,594)             (55,322)            (807,668)            (117,049)
                                     ------------         ------------         ------------         ------------
NET (LOSS) INCOME                    $ (3,850,435)        $  2,846,382         $ (7,003,057)        $  4,545,700
                                     ============         ============         ============         ============

EARNINGS PER SHARE:
BASIC                                $      (0.22)        $       0.16         $      (0.40)        $       0.26
                                     ============         ============         ============         ============
DILUTED                              $      (0.22)        $       0.16         $      (0.40)        $       0.26
                                     ============         ============         ============         ============

AVERAGE SHARES
  OUTSTANDING:
BASIC                                  17,779,561           17,420,150           17,657,554           17,406,082
                                     ============         ============         ============         ============
DILUTED                                17,779,561           17,682,441           17,657,554           17,668,374
                                     ============         ============         ============         ============

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS              SIX MONTHS
                                                           ENDED                   ENDED
                                                          6/30/99                 6/30/98
                                                        (UNAUDITED)             (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income                                      $(7,003,057)            $ 4,545,700
Adjustments to Reconcile Net (Loss) Income
  used in Operating Activities:
  Stock based Compensation                                  55,990                  76,500
  Allowance for Doubtful Accounts                          200,000                 248,750
  Depreciation and Amortization                          1,294,724                 692,454
  (Increase) Decrease in:
  Accounts Receivable                                    1,697,439              (6,874,165)
  Costs and Estimated Earnings in Excess of
    Billings                                            (1,647,553)             (1,690,502)
  Other Current Assets                                    (213,431)                (26,416)
  Increase (Decrease) in:
  Accounts Payable and Accrued Expenses                  2,258,725                 946,271
  Billings in Excess of Costs and Estimated
    Earnings                                               143,812                 271,976
                                                       -----------             -----------
  Net Cash (used in) Operations                         (3,213,350)             (1,809,432)
                                                       -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                      (1,973,411)             (1,233,858)
Increase in Other Assets                                  (496,358)                 (6,976)
Decrease in Other Receivables                              320,750                 435,000
                                                       -----------             -----------
Net Cash used in Investing Activities                   (2,149,019)               (805,834)
                                                       -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans                                      4,000,000                    --
Proceeds from Issuance of Stock                            133,344                 491,623
Loans from Shareholders                                   (549,595)              1,381,256
Repayment of Capital Lease Obligations                     (80,692)                (11,104)
                                                       -----------             -----------
Net Cash from Financing Activities                       3,503,057               1,861,775
                                                       -----------             -----------

NET INCREASE (DECREASE) IN CASH                         (1,859,312)               (753,491)
CASH AT BEGINNING OF PERIOD                              2,962,569               1,526,924
                                                       -----------             -----------
CASH AT END OF PERIOD                                  $ 1,103,257             $   773,433
                                                       ===========             ===========

SUPPLEMENTAL DISCLOSURES
INTEREST PAID                                          $   264,470             $    15,261
                                                       ===========             ===========
ACQUISITION OF EQUIPMENT UNDER CAPITAL
  LEASE OBLIGATIONS                                    $      --               $    55,786
                                                       ===========             ===========
UNREALIZED CURRENCY GAINS                              $   123,460             $    23,153
                                                       ===========             ===========

We acquired computer software during 1999 for $652,000 of our common stock and a $98,000 payable. A former officer repaid his debt to us with 66,667 shares of common stock and real property.
During the second quarter of 1999, we issued 1,442,000 shares of our common stock in payment of $3,000,000 in principle and $51,000 in accrued interest on a debenture note.

INFORMATION ARCHITECTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1 Except as set forth in Note 5 below, the interim unaudited financial statements as of June 30, 1999 and 1998 and for the six and three month periods then ended, reflect all adjustments that, in the opinion of management, which are necessary for a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature.

2 No tax benefits were recorded for the six and three-month periods ended June 30, 1999, due to uncertainty of realization. The Federal and State tax provision for the six-month period ($1,818,000) and ($1,138,000) for the three-month period ended June 30, 1998 was offset by an increase in the estimated deferred tax benefit for the same amount.

3 We have adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share." Basic earnings per common share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to stock options and warrants which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares.

4 We have adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income." This statement requires reporting of change in owners' equity that does not result directly from transactions with owners. An analysis of these changes follows:

                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                          6/30/99            6/30/98            6/30/99             6/30/98
                                        -----------        -----------        -----------        -----------

     Net Income (Loss)                  $(3,850,435)       $ 2,846,382        $(7,003,057)       $ 4,545,700
     Foreign Currency Translation
     Adjustments - Net                       69,069            (26,977)           123,460            (23,153)
                                        -----------        -----------        -----------        -----------

     Total                              $(3,781,366)       $ 2,819,405        $(6,879,597)       $ 4,522,547
                                        ===========        ===========        ===========        ===========

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

6 During the second quarter 1999, we changed our name from Alydaar Software Corporation to Information Architects Corporation.

INFORMATION ARCHITECTS CORPORATION
SUPPLEMENTAL SCHEDULE OF OPERATING SEGMENTS
PERIODS ENDED JUNE 30, 1999
(UNAUDITED)

We have two reportable business segments: software services and internet services. The software services segment has concentrated on correction and validation of existing mainframe computer software systems' ability to manage the Year 2000 problem (Y2K). These services also include software conversion services. The second reportable business segment, internet services (E-commerce) was established in 1999 to assist customers in transforming their existing information systems' architecture to support scalable and flexible architecture for internet, intranet and extranet applications.

                                             THREE MONTHS ENDED 6/30/99                       SIX MONTHS ENDED 6/30/99
                                                                    CONSOLIDATED                                     CONSOLIDATED
                                         Y2K          E-COMMERCE       TOTALS           Y2K          E-COMMERCE         TOTALS

Revenues from external customers     $ 4,996,612     $    34,360    $ 5,030,972     $10,706,327    $    34,360       $10,740,687
Interest income                            7,452            --            7,452          27,121           --              27,121
Interest expense                         382,802            --          382,802         473,260           --             473,260
Depreciation & amortization              634,615          60,085        694,700       1,199,239         92,485         1,291,724
Segment (loss)                       $(1,793,529)    $(2,056,906)   $(3,850,435)    $(3,822,274)   $(3,180,783)      $(7,003,057)
Segment assets                                                                       26,444,914      1,345,380        27,790,294
Expenditures for segment assets                                                     $ 1,574,553    $ 1,228,806       $ 2,803,359


RECONCILIATION OF SEGMENT
  INFORMATION TO CONSOLIDATED
  AMOUNTS
REVENUES:
Total Earned Revenues                                 $ 5,030,972                                  $10,740,687
Intersegment Revenues                                           -                                            -
                                                      -----------                                  -----------
Total Consolidated Revenues                           $ 5,030,972                                  $10,740,687
                                                      ===========                                  ===========

PROFIT OR LOSS:
Total Loss for Reportable Segments                    $(3,850,435)                                 $(7,003,057)
Intersegment Profits                                            -                                            -
                                                      -----------                                  -----------
Income before Income Taxes                            $(3,850,435)                                 $(7,003,057)
                                                      ===========                                  ===========

INFORMATION ARCHITECTS CORPORATION
SUPPLEMENTAL SCHEDULE OF OPERATING SEGMENTS
PERIODS ENDED JUNE 30, 1999
(UNAUDITED)

ASSETS:                                  THREE MONTHS ENDED 6/30/99      SIX MONTHS ENDED 6/30/99
Total Assets for Reportable Segments                                               $27,790,294
Elimination of Intercompany Receivables                                             (4,526,163)
                                                                                   -----------
                                                                                   $23,264,131
GEOGRAPHIC INFORMATION:
                                                REVENUES              REVENUES   LONG-LIVED ASSETS
                                                --------              --------   -----------------
United States                                 $ 3,432,894           $ 7,465,094    $12,117,740

Canada                                             40,099               653,388              -


Europe                                          1,557,979             2,622,205        407,356
                                              -----------           -----------    -----------
Total                                         $ 5,030,972           $10,740,687    $12,525,096
                                              ===========           ===========    ===========


MAJOR CUSTOMER:
We earned revenues from the following
significant customers:                             AMOUNT          PER CENT              AMOUNT             PER CENT
                                                   ------          --------              ------             --------
City Government                                 $ 903,885             18.0%                  NA                    -
Printing Company                                $ 808,949             16.1%                  NA                    -
Banking Institution                             $ 674,281             13.4%         $ 1,249,942                11.6%
Insurance Company                               $ 592,982             11.8%         $ 1,861,373                17.3%
Foreign Governmental Agency                     $ 574,029             11.4%                  NA                    -
State Governmental Unit                                NA                           $ 1,766,836                16.4%

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made in this Form 10-Q that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "anticipates," "expects," "projects," "estimates," "believes" or "continue," the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to our ability to manage growth and acquisitions of technology or people, diversification of our business, the effect of economic and business conditions, including risks inherent in international operations, the ability to attract and retain technical personnel and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-Q.

OVERVIEW

Information Architects Corporation provides content aggregation and syndication solutions for the internet. Our Web-based solutions provide the bridge that businesses need to protect their existing investment in legacy and PC-based data and still capitalize on the internet revolution. Our software architecture provides customers with an efficient, low cost, low maintenance framework for the internet that will position them with state-of-the-art internet technology for the new millennium. These Web-based solutions also enable our customers to make timely decisions, transact business, disseminate information and collaborate among co-workers, customers, suppliers and partners by transforming any type of electronic information, regardless of platform or application, into real-time, web browser presentations. In addition, we continue to offer our Y2K validation and remediation services for legacy systems.

Our flagship offering, the Metaphoria(TM) Virtual Web Server is a patented, JAVA based, open internet technology that addresses the market need for the convergence of multiple data management strategies including: content management, knowledge management, document management, data management and data warehousing. Without moving the original data, the Metaphoria Virtual Web Server provides a personalized view of the information that is independent from the software application. The "digital content" from multiple sources can be delivered to the end user in a real-time Web browser presentation providing interaction and update capability, as well.

We have seen an excellent response to our initial contacts for our Metaphoria offering. However, the launching of our Internet and E-commerce offering is still in its early stages. We anticipate a continued favorable response but the potential must be evaluated from the perspective of a start-up Internet opportunity in its early stages of development. Some of these risks include the impact of start-up and acquisition costs, the volatility of the emerging internet marketplace, the ability to gain an edge on our competition, proper visibility and the risk of government regulation in the internet sector. Other risks that we face include, but are not limited to, the ability to restructure our people and strategies to effectively penetrate the E-commerce marketplace, successfully implement our marketing strategies, and develop ongoing technologies ahead of our competitors. There are no assurances that we will succeed in addressing any or all of these risks.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

As noted in the 1998 audited, consolidated financial statements in our annual report on Form 10-K, the second quarter 1998 revenue does not reflect adjustments taken during the fourth quarter of 1998, relating to a reduction of approximately $228,000 in revenue, which was allocated to the second quarter of 1998.

Revenue for the three months ended June 30, 1999 decreased $4.5 million (47.4%) to $5.0 million compared to the same three-month period in 1998. This decrease was the result of a decline in demand for Y2K service. In addition, the market initiated a shift in services mix resulting in a higher percentage of validation services in 1999 that yielded a substantially lower price per unit versus 1998, which saw a larger percentage of the higher priced remediation services. Our new internet service business has not yet generated measurable revenue to offset this decrease.

Total Operating Expenses increased $1.7 million or 25.1% to a total of $8.3 million for the second quarter 1999 as compared to the same three-month period of 1998. When comparing expenses between the two years, it should be noted that the 1998 expenses were 100% for support of the Y2K business. For the first six months of 1999, our expenses to support the Y2K business were only 55% of our total operating expenses. The remaining 45% was invested in the start-up of our content aggregation and syndication services for the Internet. The percentage of investment in our Internet service offering is expected to continue to increase and the percentage of Y2K expense is expected to decrease as we continue to restructure for our new Internet business.

Payroll and Related Costs comprised the majority of the increase in operating expenses. For the three months ended June 30,1999, these expenses increased $1.7 million to $5.6 million or 43.6% over the same three month period of 1998. In 1998, the Y2K business potential looked robust and we began increasing staff as the year progressed. By early 1999, we had more staff than we did in 1998. Therefore, our 1999 expenses exceeded our 1998 expenses. During this period, we began retooling our staff to transition to the Internet business and began streamlining our Y2K operations to reflect market conditions. However, the Y2K reductions required some severance costs included in the second quarter 1999 increase. The effect of the Y2K reductions will be realized in the second half of 1999 and the percentage of payroll and related costs associated with our new Internet offering will continue to increase as the percentage of Y2K expenses decline.

Depreciation Expense increased by $300,000 (75%) to $700,000 for the 3 months ended June 30, 1999 versus the same three-month period for 1998. This reflects the proportionate full year impact of half-year convention for assets placed in service in 1998.

Litigation Costs decreased by $500,000 (93%) to $40,000 for the 3 months ended June 30, 1999 as compared to the same three-month period of 1998. This resulted from the wind-down and successful settlement of the litigation noted in our 1998 Form 10-K.

Interest expense increased by $300,000 (300%) to $400,000 for the second quarter as compared to the same three month period of 1998. This resulted from the increased borrowing in 1999 in anticipation of the Internet start-up expense.

Acquisition costs were $200,000 for the second quarter 1999 versus zero in 1998. These were related to our new Metaphoria Internet product.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998

As noted in the 1998 audited, consolidated financial statements in our annual report on Form 10-K, the first six months of 1998 revenue and income numbers do not reflect adjustments taken during the fourth quarter of 1998, relating to a reduction of approximately $1,378,000 in revenue, which was allocated to the first six months of 1998 and $1,000,000 in net earnings, which was allocated to the first quarter of 1998.

Revenue for the six-month period ended June 30, 1999 decreased $7.2 million (40%) to $10.7 million from the same six-month period in 1998. This decrease was the result of a decline in demand for Y2K services. In addition, the market initiated a shift in services mix resulting in a higher percentage of validation services in 1999 that yielded a substantially lower price per unit versus 1998, which saw a larger percentage of the higher priced remediation service. Our new internet service business has not yet generated measurable revenue to impact this decrease.

Total Operating Expenses increased $3.6 million (27%) to $16.9 million for the six months ended June 30, 1999 as compared to the same six-month period of 1998. When comparing expenses between the two years, it should be noted that the 1998 expenses were 100% for support of the Y2K business. For the first six months of 1999, our expenses to support the Y2K business were only 55% of our total operating expense. The remaining 45% was invested in the start-up of our content aggregation and syndication services for the Internet. The percentage of investment in our Internet service offering is expected to continue to increase and the percentage of Y2K expenses is expected to decrease as we continue to restructure for our new Internet business.

Payroll and Related Costs comprised the majority of the increase in operating expenses. For the six-month period ended June 30, 1999 these expenses increased $3.5 million to $12.0 million or 40.7% over the same six-month period of 1998. In 1998, the Y2K business potential looked robust and we began increasing staff as the year progressed. By early 1999, we had more staff than the first half of 1998. Therefore, our 1999 expenses exceeded our 1998 expenses. During this period, we began retooling our staff to transition to the Internet business and began streamlining our Y2K operations to reflect market conditions. However, the Y2K reductions required some severance costs included in the second quarter increase. The effect of the Y2K reductions will be realized in the second half of 1999 and the percentage of payroll and related costs associated with our new Internet offering will continue to increase as the percentage of Y2K expenses decline.

Depreciation Expense increased by $600,000 (86%) to $1.3 million for the 6 months ended June 30, 1999 versus the same six-month period for 1998. This reflects the proportionate full year impact of half-year convention for assets placed in service in 1998.

Litigation Costs decreased by $600,000 (82%) to $100,000 for the 6 months ended June 30, 1999 as compared to the same six-month period of 1998. This resulted from the wind-down and successful settlement of the litigation noted in our 1998 10K.

Interest expense increased by $400,000 (388%) to $500,000 for the 6 months ended June 30, 1999 as compared to the same six-month period of 1998. This resulted from the increased borrowing in 1999 in anticipation of the Internet start-up expense.

Acquisition costs were $300,000 for the 6 months ended June 30, 1999 versus zero in 1998. These were related to our new Metaphoria Internet product.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 1999, we had working capital of $2,548,000, as compared to working capital of $7,250,000 at June 30, 1998, a decrease of $(4,702,000) (or 65%). We had cash and cash equivalents of $1,103,000 at June 30, 1999, compared to cash and cash equivalents of $2,652,000 at June 30, 1998, a decrease of $1,549,000 (or 58%). As a result of the more rapid than anticipated decline in our Year 2000 revenues and expansion costs associated with our new internet business offering, we have been, and expect to continue, operating at a loss for at least the remainder of 1999.

We have also recently received financing from a number of sources. On June 1, 1999, we received a short-term loan from Rodney S. Schoemann that has been repaid in full from the proceeds of our convertible debenture. On July 30, 1999, we received $5,000,000 of financing in the form of convertible debentures. In addition, we entered into a letter with the same financier under which we would establish a $5 million equity line to meet our possible future capital needs. We have also entered into a lease for a portion of the costs associated with the furniture and equipment for our new facility. We are continuing to seek financing for the full amount of these funds and are in discussions with several financial institutions. The proceeds from any additional financing of the furniture and equipment could be used for general working capital purposes. However, there can be no assurances that we will be successful in our efforts.

In addition to the financing set forth above, we have taken and will continue to reduce the existing levels of operating expenses commensurate with the level of current and anticipated revenues. Our management believes that these changes will assist us in reducing overhead as we make the transition from mainly being a provider of Year 2000 services to mainly internet related products and services. We plan to continue to closely monitor our expenses and overhead and to take additional actions as appropriate.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to identify the applicable year. Any of our computer equipment, software and devices with embedded technology that are time-sensitive may mistakenly identify a date field using "00" as the year 1900, rather than the year 2000.

STATE OF READINESS. We provide Y2K remediation and validation services to Fortune 500 companies and government agencies and intend to employ the same methods and processes to complete our own internal Y2K project. We established a Y2K task force, comprised of members representing our various areas of business operation, to assess, remediate and test the impact of Y2K on our IT and non-IT systems, material third party relationships, and services. As identified by the task force, our Y2K issues that may have a material impact on our ability to continue our normal business practices include: internal business systems; internet and intranet service; telecommunications; power; and the compliance and readiness of our third party suppliers, vendors, and customers. The task force has divided our Y2K project into three major phases: (1) identification, assessment and planning; (2) remediation; and (3) verification and contingency planning. We have substantially completed the first phase and are beginning the remediation phase. To date, our progress has not revealed any information which indicates that the magnitude of our Y2K problem is material. During the remediation phase of the project, we will replace obsolete systems and update (or repair) the hardware, embedded systems or applications both internally developed and those purchased from third party vendors so they are Y2K compliant. During the verification and contingency planning phase of the project, we will perform acceptance testing and review the results to determine that the updated applications or internally remediated systems are ready to return to production as well as remove any unused and outdated hardware and software, and migrate the various systems to production status. Based on information compiled to date, we continue to expect to substantially complete our compliance project, as outlined above, by the end of the third quarter 1999. In addition to our own compliance efforts, we are conducting an assessment of the third parties with which we have material relationships to determine if they are Y2K compliant. We have contacted our key vendors and suppliers and to date, we have not received sufficient responses to make a definitive statement; however, the responses received indicate that these key vendors and suppliers are addressing their Y2K issues. We have received responses from most of the vendors and suppliers that are supplying either IT or non-IT systems for the new headquarters and they have indicated that they have or are addressing the Y2K issue. Finally, we have replaced our voice mail systems with new, Y2K-compliant systems to better provide for the expanding communication needs of the organization.

COSTS TO ADDRESS Y2K ISSUES. At this stage of the project, we project the total estimated cost to be no more than $200,000. These costs consist primarily of the cost of labor needed to complete our compliance project. The approximate labor cost prior to the end of the second quarter 1999 was $80,000, as a result of a temporary freeze during most of the second quarter as we moved into our new headquarters building. The remainder of the fees will be incurred in 1999 as the more labor intensive portions of the project are completed. The move to the new headquarters building, replacement of IT and non-IT systems and the timing thereof, arose in the ordinary course of our growth, and are not considered a cost associated with the Y2K issue. This treatment reduced our overall estimated costs from those set forth before.

RISK OF YEAR 2000 ISSUES. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. If such failures occur, our results of operations, liquidity, and financial condition could be materially and adversely affected and we may be required to incur unanticipated expenses to remedy any problems not addressed by our compliance efforts. Additionally, if any of our material suppliers or vendors is not fully Y2K compliant, it is possible that a system failure or miscalculations causing disruptions in our operations or potential problems with our product and service offerings could result.

CONTINGENCY PLANS. Part of our Y2K project includes the preparation of contingency plans. We anticipate completion of our contingency plans by beginning portion of the fourth quarter of 1999.


PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Between May 14, 1999 and July 13, 1999, Information Architects Corporation, formerly known as Alydaar Software Corporation, and certain current and former officers and directors were named as defendants in four purported class action lawsuits styled as (1) William C. Morrow v. Alydaar Software Corporation, Robert
F. Gruder, Frank G. Milligan and V. Hollis Scott, Case Number 3:99CV196-MCK, (2) Carlos Alves v. Alydaar Software Corporation, Robert F. Gruder, Frank G. Milligan and V. Hollis Scott, Case Number 3:99CV217-MCK, (3) Charlotte J. Wagoner v. Alydaar Software Corporation, Robert F. Gruder, Frank G. Milligan and
V. Hollis Scott, Case Number 3:99CV242-H, and (4) Norman Drucker v. Alydaar Software Corporation, Robert F. Gruder, Frank G. Milligan and V. Hollis Scott, Case Number 3:99CV249-H ("suits"). The suits are filed in the United States District Court for the Western District of North Carolina. The suits purport to be brought on behalf of a class of persons that purchased our common stock between November 14, 1997 and April 1, 1999 and allege violations of the federal securities laws. Specifically, the suits allege that the defendants made material omissions and misrepresentations in public filings, press releases and other public statements during the purported class period. The suits seek class action status and an unspecified amount of damages, including compensatory damages, interest, attorney's and expert's fees and reasonable costs and expenses. The suits have been consolidated by court order dated June 29, 1999. On July 12, 1999, the plaintiffs filed a motion to appoint a lead plaintiffs' group and lead plaintiffs' counsel. While we deny any wrongdoing and intend to vigorously defend ourselves, we expresses no opinion as to the likely outcome of the suits.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with a Promissory Note, dated June 1, 1999, with Rodney R. Schoemann, Sr., we issued Mr. Schoemann 100,000 shares of our common stock with demand registration rights.

On June 21, 1999, we entered into an agreement with Pencom Systems Incorporated under which Pencom agreed not to sell 198,344 shares of our common stock until after July 1, 1999. In return for Pencom's agreement not to sell such shares until July 1, 1999, we issued Pencom 117,446 additional shares of common stock with piggyback registration rights.

On May 10, 1999, we issued 30,000 shares of our common stock to Global Financial Services, SA. in conjunction with a settlement agreement arising out of representative services provided to us by Global Financial Services, SA.

As a result of conversion notices provided to us by Marshall Capital Management, Inc. under the convertible debenture between Marshall and ourselves we issued 1,442,388 shares of common stock to Marshall Capital Management, Inc. in satisfaction in full of all principal and interest due under the convertible debenture.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 1999, our stockholders (at the annual meeting) approved the following:

1.       Election of directors.

                                            For               Withheld
                                            ---               --------

         a. Robert F. Gruder                13,350,543        71,163
         b. Frank G. Milligan               13,354,195        67,511
         c. Thomas J. Dudchik               13,353,950        67,756
         d. Richard J. Blumberg             13,353,895        67,811
         e. James McLaughlin                13,353,895        67,811

2. Amendment of our Articles of Incorporation to the change our name to Information Architects Corporation.

                  For                   Against                 Abstain
                  ---                   -------                 -------
                 13,389,423             31,507                    775

3. Authorization to amend our Articles of Incorporation to provide for the issuance of 1,000,000 shares of preferred stock and to authorize our board of directors to fix the preferred limitations and relative rights of any series of preferred stock.

                  For                   Against                 Abstain
                  ---                   -------                 -------
                 7,702,662              479,272                  34,254

4. Amendment to our Omnibus Stock Plan and 1997 Employee Stock Purchase Plan to include officers and employees of our subsidiaries.

                  For                   Against                 Abstain
                  ---                   -------                 -------
                 13,366,662             53,700                     1,616

5. Ratification of the appointment of Holtz Rubenstein & Co., LLP, as our independent public accountants for the year 1999.

                  For                   Against                 Abstain
                  ---                   -------                 -------
                 13,420,053             1,578                      75

ITEM 5: OTHER INFORMATION

On June 29, 1999, Alydaar Software Corporation announced that it had amended its Articles of Incorporation to change its name to Information Architects Corporation and would begin trading on the NASDAQ National Market System under the trading symbol "IARC".

On July 30, 1999, we completed a private placement of $5 million in original principal amount of convertible debentures ("Debentures") to King LLC (the "Purchaser"). In addition to the issuance of the Debentures, we issued warrants (the "Warrants") to the Purchaser to purchase 287,843 shares of Common Stock for an exercise price of $2.70. The Debentures are convertible into shares of our common stock, par value $0.001 per share. The conversion price for the Debentures will be equal to the lower of (i) 125% of the average closing bid price for the Common Stock for the trading day prior to the closing date ($2.70) or (ii) 85% of the average of the five lowest closing bid prices of our common stock for the twenty day trading period prior to the conversion date. The Debentures accrue interest at the rate of 6% per annum. The proceeds from the sale of the debentures will be used for internal working capital purposes and to reduce certain short term debts.

We are obligated to file with the Securities and Exchange Commission a registration statement on Form S-3 covering the resale of all shares of Common Stock issuable upon conversion of the Debentures and upon exercise of the Warrants.

We and the Purchaser have also entered into a letter to meet our possible future capital needs. Under the terms of the letter, the parties contemplate establishing a $5 million equity line, subject to certain conditions as well as mutually agreed to documentation. The equity line would be structured so that we could draw down funds, from time to time as needed, by selling shares of our common stock at a price equal to 85% of the two closing bid prices of the Common Stock for the ten (10) trading days prior to each closing date.

The foregoing description is only a summary and is qualified in its entirety by reference to the Securities Purchase Agreement, between us and the Purchaser, Registration Rights Agreement, between us and the Purchaser, Debenture, issued by us to the Purchaser, Warrant to purchase shares of Common Stock, issued by us to the Purchaser, and Letter, all dated as of July 30, 1999, between us and the Purchaser, all as attached to this Form 10-Q as Exhibits 10.14, 10.15, 10.16,
10.17 and 10.18, respectively.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.

                  10.14 Securities Purchase Agreement, dated as of July 30, 1999, between us and the Purchaser
                  10.15 Registration Rights Agreement, dated as of July 30, 1999, between us and the Purchaser
                  10.16 Debenture, dated as of July 30, 1999, issued by us to the Purchaser
                  10.17 Warrant to purchase shares of Common Stock, dated as of July 30, 1999, issued by us to the Purchaser
                  10.18 Letter, dated as of July 30, 1999, between us and the Purchaser
                  10.19 Letter of Modification, dated as of July 30, 1999 between us and Marshall Capital Management, Inc.
                  10.20 Promissory Note, dated June 1, 1999, between us and Rodney S. Shoemann, Sr.
                  11.      Computation of Earnings Per Share...Unaudited
                  27.      Financial Data Schedule
                  99.2     Press Release dated August 4, 1999

         Reports on Form 8-K

                  Current report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION
----------------------------------
          (Registrant)

Date:    August 16,1999                              /s/Robert F. Gruder
         --------------                                 Robert F. Gruder,
                                                        Chief Executive Officer

Date:    August 16, 1999                             /s/J. Wayne Thomas
         ---------------                                J. Wayne Thomas,
                                                        Chief Financial Officer