Form 10-Q
period 1999-09-30
INFORMATION ARCHITECTS CORP
filed 1999-11-15
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10/Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

                         Commission File Number: 0-22325

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

                                 [X] Yes [ ] No

As of September 30, 1999, there were 19,393,809 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION                                          PAGE

         ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of September 30, 1999 and December 31, 1998                   3

         Consolidated Statements of Operations (Unaudited) for the
         Three and Nine Months ended September 30, 1999 and 1998          4

         Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months ended September 30, 1999 and 1998            5

         Notes to Unaudited Consolidated Financial Statements             6

         Supplemental Schedule of Operating Segments (Unaudited)          7 -8

         ITEM 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

         Overview                                                         9

         Results of Operations for the Three and Nine Months Ended September 30, 1999, Compared with the Three and Nine Months
         ended September 30, 1998                                         9

         Financial Condition and Liquidity                               10

         Year 2000 Compliance                                            11


PART II. OTHER INFORMATION

         ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS               12

         ITEM 6: Exhibits and Reports on Form 8-K                        12

         Signatures                                                      13

         Computations of Earnings per Share                              14

         Financial Data Schedule                                         15

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30, 1999               DECEMBER 31, 1998
                                                                     (UNAUDITED)                      (AUDITED)
                   ASSETS
CURRENT ASSETS
Cash                                                                    $       889,815                $     2,962,570
Accounts receivable, net                                                      6,279,275                      5,231,116
Costs  and  estimated  earnings  in excess of
billings                                                                        627,909                      2,213,036
Prepaid expenses                                                                292,902                        304,621
Other receivables                                                               194,199                              -
Deferred tax asset                                                            1,800,000                      1,800,000
                                                              --------------------------       ------------------------
                                                                             10,084,100                     12,511,343
PROPERTY AND EQUIPMENT, NET                                                   3,207,964                      2,561,253

SOFTWARE COSTS, NET                                                           2,705,770                      2,254,429

GOODWILL, NET                                                                 5,711,483                      6,047,183

OTHER ASSETS                                                                    801,970                         97,186
                                                              --------------------------       ------------------------

                                                                       $     22,511,287                $    23,471,394
                                                              ==========================       ========================
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                  $     4,254,068                 $     2,168,152
Billings in excess of costs and estimated
earnings on contracts in progress                                                71,906                              -
Current portion of capital lease obligation                                     218,031                         51,063
Note payable                                                                    225,000                              -
Loans payable, stockholder                                                    2,034,773                      3,042,029
                                                              --------------------------       ------------------------

                                                                              6,803,778                      5,261,244
                                                              --------------------------       ------------------------

CONVERTIBLE DEBENTURE PAYABLE                                                 5,000,000                              -
CAPITAL LEASE OBLIGATION                                                        131,758                        121,327
                                                              --------------------------       ------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 50,000,000
shares authorized, 19,393,809 and 17,505,686                                     19,394                         17,506
Additional paid-in capital                                                   35,760,518                     31,111,734
Deficit                                                                    (25,227,649)                   (12,696,567)
Foreign currency translation adjustment                                          23,488                       (23,100)
                                                              --------------------------       ------------------------
                                                                             10,575,751                     18,409,573
Less: Receivable from warrant exercise                                                -                      (320,750)
                                                              --------------------------       ------------------------

Total Stockholders' Equity                                                   10,575,751                     18,088,823
                                                              --------------------------       ------------------------

                                                                        $    22,511,287                $    23,471,394
                                                              ==========================       ========================

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                          THREE MONTHS          THREE MONTHS          NINE MONTHS         NINE MONTHS
                                             ENDED                 ENDED                 ENDED               ENDED
                                            9/30/99               9/30/98               9/30/99             9/30/98
                                          (UNAUDITED)           (UNAUDITED)           (UNAUDITED)         (UNAUDITED)
EARNED REVENUES                              $ 4,175,567            $8,760,716          $14,916,254         $26,728,957
                                        -----------------     -----------------     ----------------     ---------------

EXPENSES
Payroll and Related Expenses                   5,900,222             4,978,726           17,937,638          13,548,730
Depreciation and Amortization                    641,169               393,363            1,933,235           1,085,817
Rent and Occupancy                               729,781               362,292            1,564,596           1,048,311
Other Operating Expenses                         931,993             1,011,966            3,384,719           3,446,649
Bad Debt Expense                                 199,519               200,000              399,519             448,750
Litigation Costs                                  53,532                24,051              172,926             697,633
                                        -----------------     -----------------     ----------------     ---------------

                                               8,456,216             6,970,398           25,392,633          20,275,890
                                        -----------------     -----------------     ----------------     ---------------

OPERATING INCOME (LOSS)                      (4,280,649)             1,790,318         (10,476,379)           6,453,067

OTHER INCOME (EXPENSE)
Acquisition Costs                              (291,616)                     -            (589,604)                   -
Interest Expense                               (414,100)              (78,895)            (887,360)           (175,865)
Interest Income                                   14,269                 4,619               41,390              12,873
Other                                          (555,587)                15,573            (619,129)            (12,760)
                                        -----------------     -----------------     ----------------     ---------------

                                             (1,247,034)              (58,703)          (2,054,703)           (175,752)
                                        -----------------     -----------------     ----------------     ---------------

NET INCOME (LOSS)                          $ (5,527,683)           $ 1,731,615        $(12,531,082)         $ 6,277,315
                                        =================     =================     ================     ===============

EARNINGS PER SHARE:
BASIC                                        $    (0.29)             $    0.10           $   (0.69)           $    0.36
                                        =================     =================     ================     ===============
FULLY DILUTED                                $    (0.29)             $    0.10           $   (0.69)           $    0.36
                                        =================     =================     ================     ===============

AVERAGE SHARES OUTSTANDING:
BASIC                                         18,960,899            17,449,668           18,233,797          17,409,707
                                        =================     =================     ================     ===============
DILUTED                                       18,960,899            17,647,256           18,233,797          17,607,295
                                        =================     =================     ================     ===============

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH

                                                                                 NINE MONTHS ENDED          NINE MONTHS ENDED
                                                                                      9/30/99                    9/30/98
                                                                                    (UNAUDITED)                (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                      $ (12,531,082)               $  6,277,315
Adjustments to Reconcile Net Income (Loss) (Used in) provided by Operating
Activities
     Stock Based Compensation                                                                 898,752                    169,051
     Allowance for Doubtful Accounts                                                          399,519                    448,750
     Depreciation and Amortization                                                          1,933,235                  1,085,817
     Gain Realized on Sale of Fixed Assets                                                    352,922                          -
     (Increase) Decrease in:
     Accounts Receivable                                                                  (1,401,089)                (5,391,756)
     Costs and Estimated Earnings in Excess of Billings                                     1,585,127                (3,423,627)
     Other Current Assets                                                                   (182,480)                  (197,674)
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                                  2,290,643                  1,099,112
     Billings in Excess of Costs and Estimated Earnings                                        71,906                   (21,939)
                                                                               -----------------------    -----------------------
Net Cash (Used in) provided by Operations                                                 (6,582,547)                     45,049
                                                                               -----------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                                                        (1,913,176)                (1,940,329)
Increase in Other Assets                                                                    (687,880)                   (60,187)
Decrease in Other Receivables                                                                 320,750                    410,000
Loans Receivable Increase                                                                           -                          -
                                                                               -----------------------    -----------------------
Net Cash Used in Investing Activities                                                     (2,280,306)                (1,590,516)
                                                                               -----------------------    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans                                                                         8,000,000                          -
Proceeds from Issuance of Stock                                                                26,851                    531,504
Loans from Shareholders                                                                   (1,007,256)                  2,054,256
Repayment of Notes Payable                                                                   (25,000)                          -
Repayment of Capital Lease Obligations                                                      (204,497)                   (32,850)
                                                                               -----------------------    -----------------------
Net Cash provided by Financing Activities                                                   6,790,098                  2,552,910
                                                                               -----------------------    -----------------------

NET INCREASE (DECREASE) IN CASH                                                           (2,072,755)                  1,007,443

CASH @ BEGINNING OF PERIOD                                                                  2,962,570                  1,526,924
                                                                               -----------------------    -----------------------

CASH @ END OF PERIOD                                                                      $   889,815               $  2,534,367
                                                                               =======================    =======================

SUPPLEMENTAL DISCLOSURES

INTEREST PAID                                                                             $   455,068               $     18,730
                                                                               =======================    =======================

ACQUISITION OF EQUIPMENT UNDER CAPITAL LEASE OBLIGATION                                   $   381,897               $     55,786
                                                                               =======================    =======================

UNREALIZED CURRENCY GAINS                                                                 $    46,588               $     24,600
                                                                               =======================    =======================

We acquired computer software during 1999 for $750,000 of our common stock.

A former officer of us repaid his debt to us with 66,667 shares of common stock and real property.

During the second quarter of 1999, we paid off a $3,000,000 debenture note, plus $51,000 in accrued interest, by the issuance of 1,442,000 shares of our common stock.

We paid for $250,000 of acquisition costs with the issuance of a $250,000 short-term note.

INFORMATION ARCHITECTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Except as set forth in Note 5 below, the interim unaudited financial statements as of September 30, 1999 and 1998 and for the nine and three month periods then ended, reflect all adjustments that, in the opinion of management, which are necessary for a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature.

2. No tax benefits were recorded for the nine and three-month periods ended September 30, 1999, due to uncertainty of realization. The Federal and State tax provision for the nine-month period ($2,500,000) and ($690,000) for the three month period ended September 30, 1998 was offset by an increase in the estimated deferred tax benefit for the same amount.

3. We have adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share". Basic earnings per common share is computed by dividing the new earnings (loss) by the weighed average number of shares of common stock outstanding to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares.

4. We have adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income". This statement requires reporting of change in owners' equity that does not result directly from transactions with owners. An analysis of these changes follows:

                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                            9/30/99         9/30/98                    9/30/99         9/30/98
Net Income (Loss)                         $(5,527,683)       $ 1,731,615             $(12,531,082)     $ 6,277,315
Foreign Currency Translation
Adjustments - Net                             (76,872)           (1,447)                    46,588        (24,600)
                                         -------------- -----------------          ---------------- ---------------

Total                                     $(5,604,555)       $ 1,730,168             $(12,484,494)     $ 6,252,715
                                         ============== =================          ================ ===============


5. The 1998 revenue and income amounts set forth in the foregoing tables do not reflect the adjustments set forth in Note 14 to our 1998 consolidated financial statements attached to our 1998 Form 10-K. This note stated that during the fourth quarter of 1998, we recorded certain adjustments, related to revenue recognition and the classification of demonstration expenses, which reduced overall revenues for fiscal 1998 by $1,659,000. Of this amount, approximately $1,150,000, $228,000 and
         $281,000 are allocable to the first, second and third quarters, respectively. The adjustments also reduced net earnings by $1,000,000, which is allocable to the first quarter.

6. During the second quarter 1999, we changed our name from Alydaar Software Corporation to Information Architects Corporation.

INFORMATION ARCHITECTS CORPORATION
SUPPLEMENTAL SCHEDULE OF OPERATING SEGMENTS
PERIODS ENDED SEPTEMBER 30, 1999
(UNAUDITED)

We currently have two reportable business segments: software reengineering services and internet services The software reengineering segment has concentrated on correction and validation of existing mainframe computer software systems' ability to manage the Year 2000 problem (Y2K). These services also include software conversion services. The second reportable business segment, internet services (e-commerce), which was established in 1999 to assist customers in transforming their existing information systems' architecture to support scalable and flexible architecture for Internet, Intranet and Extranet applications.

                                          THREE MONTH ENDED 9/30/99                         NINE MONTH ENDED 9/30/99
                                                                 CONSOLIDATED                                      CONSOLIDATED
                                     Y2K         E-COMMERCE         TOTAL             Y2K          E-COMMERCE          TOTAL
Revenues from external customers   $4,121,335       $   54,232     $ 4,175,567      $14,827,662       $   88,592      $14,916,254
Interest Income                        14,269                -          14,269           41,390                -           41,390
Interest Expense                      412,989            1,111         414,100          886,249            1,111          887,360
Depreciation & amortization           552,124           89,045         641,169        1,751,705          181,530        1,933,235
Segment (loss)                     3,052,243)      (2,475,440)     (5,527,683)      (6,874,859)      (5,656,223)     (12,531,082)
Segment assets                              -                -               -       21,089,452        1,421,835       22,511,287
Expenditures for segment assets             -                -               -        1,555,352        1,572,301        3,127,653

RECONCILIATION OF SEGMENT
  INFORMATION TO CONSOLIDATED
  AMOUNTS
REVENUES:
Total Earned Revenues                               $4,175,567                                       $14,916,254
Intersegment Revenues                                        -                                                 -
                                               ----------------                                  ----------------
Total Consolidated Revenues                         $4,175,567                                       $14,916,254
                                               ================                                  ================

PROFIT OR LOSS:
Total Loss for Reportable Segments               $ (5,527,683)                                     $(12,531,082)
Intersegment Profits                                         -                                                 -
                                               ----------------                                  ----------------
Income before Income Taxes                       $ (5,527,683)                                     $(12,531,082)
                                               ================                                  ================

INFORMATION ARCHITECTS CORPORATION
SUPPLEMENTAL SCHEDULE OF OPERATING SEGMENTS
PERIODS ENDED SEPTEMBER 30, 1999
(UNAUDITED)

                                                 THREE MONTH ENDED 9/30/99                          NINE MONTH ENDED 9/30/99

ASSETS
Total Assets for Reportable Segments                                                       $    26,851,936
Elimination of Intercompany Receivables                                                        (4,340,649)
                                                                                       --------------------

                                                                                           $    22,511,287
                                                                                       ====================


GEOGRAPHIC INFORMATION
                                              Revenues                                     Revenues              Long-Lived Assets
United States                                 $     3,637,292                              $    11,102,386           $   12,389,340
Canada                                                      -                                      653,388                        -
Europe & Other                                        538,275                                    3,160,480                        -
                                           -------------------                         --------------------     --------------------
TOTAL                                         $     4,175,567                              $    14,916,254           $   12,389,340
                                           ===================                         ====================     ====================

MAJOR CUSTOMERS:
We have earned revenues from the following
     significant customers:
                                               AMOUNT                  PER CENT             AMOUNT                   PER CENT
City Government                                   $ 1,878,708                    45.0%     $     2,782,593                    18.7%
Printing Company                                           NA                                           NA
Banking Institution                                        NA                              $     1,549,195                    10.4%
Insurance Company                                          NA                              $     1,861,373                    12.5%

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

OVERVIEW

Information Architects Corporation provides dynamic content aggregation and syndication services for the internet. Our Web-based solutions provide the bridge that businesses need to protect their existing investment in legacy and PC-based data and still capitalize on the internet revolution. Our software architecture provides customers with an efficient, low cost, low maintenance framework for the internet that will position them with state-of-the-art internet technology for the new millennium. These Web-based solutions also enable our customers to make timely decisions, transact business, disseminate information and collaborate among co-workers, customers, suppliers and partners by transforming any type of electronic information, regardless of platform or application, into real-time, web browser presentations.

Our flagship offering, the Metaphoria(TM) Virtual Web Server is a patented, JAVA based, open internet technology that addresses the market need for the convergence of multiple data management strategies, including: content management, knowledge management, document management, data management and data warehousing. Without moving the original data, the Metaphoria Virtual Web Server provides a personalized view of the information that is independent from the software application. The "digital content" from multiple sources can be delivered to the end user in a real-time Web browser presentation providing interaction and update capability, as well.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH COMPARABLE PERIODS ENDED SEPTEMBER 30, 1998

As noted in the 1998 audited consolidated financial statements in our annual report on Form 10-K, we recorded certain adjustments related to revenue recognition and reclassification of demonstration expenses, which reduced revenues, by $1,659,000. Of this amount, approximately $1,150,000, $228,000 and $281,000 are allocable to the first, second and third quarter, respectively. The adjustments also reduced net earnings by $1,000,000, which is allocated to the first quarter of 1998.

Revenue for 1999 decreased by $4,585,000 or (52%) and $11,813,000 (or 44%) for
the three and nine month
periods ended September 30, 1999, respectively, versus the same periods in 1998. The decrease was the result of a decline in demand for Year 2000 services, which we expect to continue. In addition, the market initiated a shift in service mix resulting in a higher percentage of validation services in 1999 that yielded a substantially lower price per unit versus 1998, which saw a larger percentage of the higher priced remediation services. Our new Internet service business has not yet generated measurable revenue to offset this decrease.

Total operating expenses increased by $1,486,000 (or 21%) and $5,116,000 (or 25%) for the three and nine month periods ended September 30, 1999, respectively, versus the same periods in 1998. When comparing expenses between 1999 and 1998 it should be noted that 1998 expenses were 100% for support of the Year 2000 business. Expenses for investing in the start-up of our Internet syndication and aggregation offering were $2,530,000 for the three months ending September 30,1999 and $5,745,000 for the nine months ending September 30, 1999. The percentage of investment in our Internet offering is expected to increase as the Year 2000 business decreases and we continue to restructure for our new Internet business.

Payroll and related costs comprised the majority of the increase in operating expenses. For the three and nine month periods ended September 30, 1999, these expenses increased $921,000 (or 18%) and $4,389,000 (or 32%), respectively. In 1998, the Year 2000 business looked robust and we began increasing staff as the year progressed. By early 1999, we had more staff then we did in 1998. Therefore, our 1999 expenses exceeded our 1998 expenses. During this period we began retooling our staff to transition to the Internet business and began streamlining our Year 2000 operations to reflect market conditions. The net Year 2000 reductions will be realized in the last quarter of 1999 and the percentage of payroll and related costs associated with our new Internet offering will continue to increase as the percentage of Year 2000 expense declines.

Depreciation expense for the three and nine month periods ended September 30, 1999 increased by $248,000 (or 63%) and $847,000 (or 78%), respectively, for the same periods in 1998. This reflects the proportionate full year impact of half-year convention for assets placed in service in 1998.

Other (expense) net of other income increased by $1,188,000 (or 2014%) and $1,879,000 (or 1068%) for the three and nine month periods ended September 30,1999, respectively, versus the same periods in 1998. These increases were due primarily to increased acquisition costs incurred during 1999 related to our new Metaphoria Internet product, increased interest expense related to 1999 financing and leasehold termination expense related to the closing of several offices and consolidation of operations at our new Charlotte facility.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 1999, we had working capital of $3,280,000 as compared to $12,508,000 at September 30, 1998, a decrease of ($9,228,000) or (74%). Cash and cash equivalents decreased $1,644,000 (or 65%) to $890,000 at September 30, 1999, from $2,534,000 at September 30, 1998. As a result of the more rapid than anticipated decline in our Year 2000 revenues and expansion costs associated with our new Internet business offering, we have been and expect to continue operating at a loss. In order to fund our expected losses as set forth above, we will be required to reduce the existing levels of operating expenses as well as to raise additional debt or equity financing. However, there can be no assurances that we will be successful in our efforts.

On July 30, 1999, we received $5,000,000 of financing in the form of convertible debentures. In addition, we entered into a letter with the same financier under which we would establish a $5,000,000 equity line to meet our possible future capital needs. We have entered into a lease for a portion of the costs associated with the furniture and equipment for our new facility. We have also contracted for the purchase of new accounting software and have arranged to finance this purchase through a financing lease in the fourth quarter of 1999.

In addition to the financing set forth above, we have taken and will continue to reduce the existing levels of operating expenses commensurate with the level of current and anticipated revenues. Our management believes that these changes will assist us in reducing overhead as we make the transition from being a provider of Year 2000 services to Internet products and services.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to identify the applicable year. Any of our computer equipment, software and devices with embedded technology that are time-sensitive may mistakenly identify a date field using "00" as the year 1900, rather than the year 2000.

STATE OF READINESS.

We have provided Year 2000 remediation and validation services to Fortune 500 companies and government agencies and employed the same methods and processes to complete our own internal Year 2000 project. We established a Year 2000 task force, comprised of members representing our various areas of business operation, to assess, remediate and test the impact of Year 2000 on our information technology ("IT") and non-IT systems, material third party relationships, and services. As identified by the task force, our Year 2000 issues that may have a material impact on our ability to continue our normal business practices include: internal business systems; internet and intranet service; telecommunications; power; and the compliance and readiness of our third party suppliers and vendors.

INTERNAL SYSTEMS. The task force has divided our internal IT Year 2000 project into three major phases: (1) identification, assessment and planning; (2) remediation; and (3) testing and contingency planning. The identification, assessment and planning phase involves identifying all systems used by us, assessing these systems' state of readiness and planning the remaining portions of the project. During the remediation phase, we replaced obsolete systems and updated (or repaired) the hardware, embedded systems or applications both internally developed and those purchased from third party vendors so that they are Year 2000 compliant. During the testing and contingency planning phase of the project, we performed acceptance testing and reviewed the results to determine that the updated applications or internally remediated systems are ready to return to production as well as removed any unused and outdated hardware and software, and migrated the various systems to production status. We have completed the first two phases and the testing portion of the third phase. We have substantially completed all contingency planning and will complete such planning by the end of November 1999.

THIRD PARTY SUPPLIERS AND VENDORS. In addition to our own compliance efforts, we conducted an assessment of the third parties with which we have material relationships to determine if they are Year 2000 compliant. We have contacted our key vendors and suppliers and received responses indicating that these key vendors and suppliers have addressed their Year 2000 issues or will address their Year 2000 issues by the end of the year. Specifically, we received responses from the vendors and suppliers supplying either IT or non-IT systems for our headquarters facility and they have indicated that they have addressed their Year 2000 issues or will address their Year 2000 issues by the end of the year.

COSTS TO ADDRESS YEAR 2000 ISSUES.

The costs to address Year 2000 issues are being funded out of the cash flow from operations. The total costs associated with addressing the Year 2000 issues is not expected to be material to our financial position. To date the total cost of the project has been approximately $100,000. These costs consist primarily of the cost of internal labor needed to complete our internal systems compliance project. The remainder of the costs are associated with upgrades and replacement of certain IT systems and efforts surrounding other non-IT aspects of the Year 2000 project. Replacement of IT and non-IT systems and the timing thereof which occured as a result of the move to the new headquarters building and certain IT related upgrades covered under existing maintenance agreements arose in the ordinary course of our growth, and are not considered costs associated with the Year 2000 issue.

RISK OF YEAR 2000 ISSUES.

We have substantially completed a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence, and continue to assess what additional steps should be taken. Despite steps taken by us to address all Year 2000 problems and creating a contingency plan in the event there is a Year 2000 problem, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. If such failures occur, our results of operations, liquidity, and financial condition could be materially and adversely affected and we may be required to incur unanticipated expenses to remedy any problems not addressed by our compliance efforts. Additionally, if any of our material suppliers or vendors is not fully Year 2000 compliant, it is possible that a system failure or miscalculations causing disruptions in our operations or potential problems with our product and service offerings could result.

Our most likely reasonable worst case scenario is that we could become involved in litigation arising out of our Year 2000 remediation and validation business. There is increasing litigation arising out of failures or potential failures in computer systems as a result of the Year 2000 problem. In the event we become a party to any such litigation, the cost of defending the litigation or an adverse outcome could result in payment of extraordinary expenses that will affect our operational results. To date, we are not a party to any litigation arising out of a Year 2000 failure. We have attempted to limit our liability for Year 2000 claims through provisions in our contracts with customers, limiting our damages, generally providing no warranties on our services through the Year 2000, and disclaiming all other warranties. These contractual protections may not be enforceable in all instances, and may not otherwise protect us from the costs involved in defending a Year 2000 claim. Although there is legislation in the United States that provides certain procedural and substantive requirements for a Year 2000 claim, we are unsure how such legislation may apply to any particular claim we receive.


PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to a May 27, 1999 agreement between us and Grayson & Associates, Inc., on July 30, 1999 we issued warrants for 113,122 shares of common stock, with the expiration date of July 30, 2004 and an exercise price of $2.21. The warrants were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933. Grayson & Associates, Inc. has piggyback registration rights for the underlying common stock.

On August 27, 1999 we issued warrants for 15,000 shares of common stock to Jay Gilbertson for becoming one of our Directors. The warrants have an exercise price of $2.25 and vest 5,000 warrants per year on the first, second and third anniversary of the issue date. The warrants expire on August 27, 2004. The warrants were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.

                  11.      Computation of Earnings Per Share...Unaudited
                  27.      Financial Data Schedule


         Reports on Form 8-K

                  Current report on Form 8-K filed with the Securities and Exchange Commission on September 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION
           (Registrant)

Date:    November 15,1999                      /s/ Robert F. Gruder
                                               Robert F. Gruder,
                                               Chief Executive Officer

Date:    November 15,1999                      /s/ J. Wayne Thomas
                                               J. Wayne Thomas,
                                               Chief Financial Officer