Form 10-K
period 1999-12-31
INFORMATION ARCHITECTS CORP
filed 2000-03-03
CIK 1018336

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

    PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                         COMMISSION FILE NUMBER 0-22325


                       INFORMATION ARCHITECTS CORPORATION

       INCORPORATED IN                          87-0399301
       NORTH CAROLINA               (I.R.S. EMPLOYER IDENTIFICATION NO.)


                                 (704) 365-2324
               4064 COLONY ROAD, CHARLOTTE, NORTH CAROLINA 28211

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

         Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The number of shares of the our common stock outstanding as of February 18, 2000 was 28,589,221. The aggregate market value of the our common stock held by non-affiliates of us as of February 18, 2000 was $421,242,090.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of our fiscal year, are incorporated by reference in Part III of this Report (Items 10, 11 and 12). In addition, see the Footnotes to the Exhibits.

                                     PART I

ITEM 1.  BUSINESS
                              COMPANY DESCRIPTION

         Commencing in the second quarter of 1999, we began delivering information management solutions that empower organizations to securely distribute digital content and functionality across the Internet. Our core product offerings are based on the Metaphoria Framework, an open, patented, XML-based technology that allows compatibility across multiple hardware platforms, as well as software applications and databases, including both structured and unstructured data formats. Our dynamic syndication solutions assist in the development and management of global content and functionality syndication from one source to any websites or Internet accessible devices. This dynamic syndication assists companies improve data exchange and collaboration among co-workers, customers, suppliers and partners. Metaphoria's dynamic aggregation technology enables users to access content and commerce functionality from any source, even multiple sources, which we anticipate will enhance the overall user experience and promote website loyalty.

                                   BACKGROUND

         We were founded in 1982 as a Utah corporation under the name of Enertronix Corporation. In 1992 we changed our name to Alydaar Software Corporation ("Alydaar"). Alydaar later changed its corporate domicile to North Carolina through a merger with and into Daar Corporation, a North Carolina corporation established by Alydaar. Alydaar was the surviving corporation. In July of 1997 we acquired all of the shares of Alydaar International, Limited, based in England. On February 22, 1999 we announced our intention to change our name to Information Architects Corporation, which we completed through filing of amended Articles of Incorporation on June 28, 1999.

                       YEAR 2000 DISCONTINUED OPERATIONS

          Prior to December 31, 1999, we were engaged in the business of providing software-reengineering services, including (i) the correction and validation of existing mainframe computer software systems' ability to manage the Year 2000 ("Y2K") problem and (ii) software conversion services. Initially, we focused on research and development of proprietary software known as SmartCode(R) ("SmartCode") to provide automated software re-engineering services specializing in computer language translation, upgrades and migration. Between 1995 and the first quarter of 1997, we devoted all of our efforts to developing SmartCode as a cost effective and fully automated, artificial intelligence-based solution to address the Y2K problem (the "Y2K Problem"). Y2K Problems were addressed with a three-phase approach: (1) assessment of the risk, (2) correction or remediation of the Y2K Problem and (3) validation of the results of the second phase. We mainly devoted our efforts to the remediation and validation phases of the Y2K Problem process. From the second quarter of 1997 until the end of the fourth quarter of 1999, we performed remediation and validation services pursuant to contracts with various corporations and governmental entities, including E.I. Dupont DeNemours & Co., 3M Corporation, British Airways PLC, AER Lingus, Ltd., R. J. Reynolds Tobacco Company, Kelly Services, Inc., The Boeing Company, Northern States Power, Total Raffinage Distribution, OAG Worldwide and Whirlpool Corporation and the States of New Jersey, Texas, Georgia and Florida. As of December 31, 1999 we have discontinued all operations related to the Year 2000 business. (See "Management's Discussion and Analysis Discontinued Operations".)

         In October 1998 we announced a new business strategy to diversify our business beyond the Y2K services into providing information management solutions for the Internet. In order to implement this strategy, on February 16, 1999 we acquired a next generation technology, called Metaphoria, from Pencom Systems Incorporated, a private company based in New York, New York ("Pencom"). In exchange for $750,000 of our common stock and the assumption of certain Pencom obligations, we acquired all of Pencom's right to its Metaphoria software technology.

                               INTERNET BUSINESS

OUR VISION

         We believe that the Internet is one of the rapidly evolving enablers of business in the marketplace today. During the last several years, the Internet has evolved from communications (e.g., email and chatboards), to individual consumer commerce (e.g., online book sales and auctions), to static content publishing and one-way information distribution or syndication. We believe the future of e-commerce will evolve beyond the syndication of static content on the Internet. Accordingly, to compete effectively in the new Internet marketplace, we anticipate that both traditional and e-businesses will need to distribute (or syndicate) and collect (or aggregate) both content and functionality, in real-time, to or from any number of websites or Internet accessible devices. Through the use of our next-generation Metaphoria Framework technology, we assist bi-directional and dynamic business to business and business to consumer movement of content and functionality across the Internet. Our vision is to be one of the leaders in the next generation of Internet evolution, using our open architecture and JAVA-based technology to remain on the leading edge of the evolving Internet business.

OUR PRODUCTS

         Our current suite of products is based on the Metaphoria Framework technology. The Metaphoria Framework technology is written in advanced open standards programming technologies such as JAVA, XML and RDF and allows compatibility across multiple hardware platforms as well as software applications and databases, including both structured and unstructured data formats. We believe we have a competitive advantage because no intermediary repositories are required with our product suite, and our patented process allows for sophisticated customization and real-time presentations of content and functionality. In addition, our Metaphoria Framework technology is platform independent and is compatible with a number of current emerging technologies, including WAP, ICE and XHTML. The Metaphoria Framework technology is available on most major platforms, including Unix(R), Linux, Solaris(TM) and Windows NT(R). The Metaphoria Framework technology is the basis of a product suite that consists of our Metaphoria Syndicator, Metaphoria Aggregator, Converters and Watcher.

         In 1999, as we continued the development of the Metaphoria product suite, we invested in "proof of concept" activity to introduce our "next generation" solutions. We have deployed versions of each of the products in our Metaphoria product suite at customer's sites as of February 25, 2000, but these products are still in the early stages of commercialization. (See "Risk Factors" and "Management's Discussion and Analysis".)

METAPHORIA SYNDICATOR

         We believe that as the Internet has become more complex, simply publishing static information to one website will not be sufficient to meet a company's future computing needs. Static syndication requires a program or process that takes each individual computer file and converts it into an intermediate repository for Internet presentation. Updates to these files are created by rerunning the conversion programs. We anticipate the future will require "dynamic syndication." Dynamic syndication is the syndication of content and functionality directly from one source to many websites and Internet accessible devices without the need for intermediate repositories.

         The Metaphoria Syndicator accesses the content or functionality at its source and dynamically syndicates content (e.g. articles, pictures and video) and functionality in real-time to as many websites as the user desires. In addition, this content and functionality can be dynamically syndicated to Internet enabled devices such as personal computers or hand-held devices directly connected to a network or accessed via wireless technology. The Metaphoria Syndicator can be programmed to transform the content to meet the presentation look and feel of each destination website without the need for complex and expensive formatting and technology. This dynamically customized presentation is anticipated to increase loyalty to the customer's website. Additionally, legacy databases no longer would need to be rewritten and stored in additional repositories with ongoing maintenance requirements, and screens would not need to be scraped and a static presentation sent to a new destination.

         With the Metaphoria Syndicator, not only content, but e-commerce functionality, can be dynamically syndicated from one website to many different websites and Internet accessible devices. The current model of static syndication provides links from a party's website to a partner's website where the transaction is completed. However, this model requires end users to leave the website, potentially reducing online customer retention. Dynamically syndicating functionality would allow customers to both shop and buy merchandise from the same website, without launching to a partner's website.

         The Metaphoria Syndicator also allows providers of content, commerce and all other data and functionality to leverage their digital assets by partnering with many affiliates. The Metaphoria Syndicator may syndicate both content and functionality to literally hundreds of individually formatted websites and Internet connected devices without requiring recipients to have any additional software on their websites. The Metaphoria Syndicator allows prospective affiliates to subscribe to provider content and to specify their content distribution and customization preferences. Affiliates may also define appearance of the content and rules to tell the Metaphoria Syndicator how to associate end-user requests with their specific organizations. Although they are customized to look like affiliates' website pages, content providers serve all dynamically syndicated pages from a single source.

METAPHORIA AGGREGATOR

         As the Internet evolves, we believe that more and more businesses are requiring their Internet solutions to be a complete experience for the user. This requires content and functionality to be aggregated from multiple sources, both from within an organization and from external sources. "Aggregation" is the process by which content and functionality is collected from disparate sources and made available at one point on the Internet. This aggregation would include structured data (as in databases) and unstructured data (like word processing documents) for simultaneous presentation and further syndication. The Metaphoria Aggregator is written in open standards computer technologies such as JAVA, XML and RDF. It can also access multiple sources and platforms and aggregate content, formatting, and even advanced functionality automatically from numerous websites and Internet accessible devices. Once aggregated, the Metaphoria Aggregator then automatically formats such content or functionality to the requirements of the end user website or environment.

         The Metaphoria Aggregator "dynamically aggregates" content and functionality by not requiring the conversion of those computer files into intermediate repositories for later syndication. The Metaphoria Aggregator eliminates the need for complex software translation or third party business networks enabling content to be aggregated to secure intranets and extranets as well as to any Internet accessible device. In addition to dynamically aggregating and automatically formatting content into XML and/or HTML for display over the Internet, our Metaphoria Aggregator can dynamically aggregate subsets of content. In other words, we do not need to aggregate or convert entire computer files but can capture a subset of the computer file; for example, a paragraph, a sentence, a picture or a graph.

         Research institutions predict that the current e-commerce marketplace may grow to a trillion-dollar market within the next few years. We believe Metaphoria's aggregation technology, which collects information from any website (including online catalogs, product information, order forms, or financial statements) and enables parties to share this digital information without limiting technical relationships, is poised to compete in this marketplace. Dynamic aggregation enables companies to import not only mission-critical data but e-commerce functionality from their entire supply chain and network of partners, customers and constituents. With the Metaphoria Aggregator, it is anticipated that e-commerce could move beyond the desktop to any Internet accessible device including, without limitation, laptops, handheld computers, mobile phones, and 2-way pagers. The Metaphoria Aggregator could allow the creation of e-commerce and virtual storefronts using content and functionality from both popular websites and specialty information sources, without requiring extensive computer development resources, losing customers sent to other websites through links, or complex, exorbitant implementations due to technology incompatibilities between parties.

CONVERTERS

         Converters are unique programs that provide specific content conversion for unstructured data files into Internet presentation formats. The Metaphoria Converter automatically translates unstructured data files, such as Microsoft(R) Word files to HTML and XML, which can be viewed both in total or as subsets of content, such as paragraphs, on the Internet. As a result of their advanced technology, Converters have the ability to function with multiple versions of third party products. Converters are designed to function both standalone and integrated with other Metaphoria components. Coupled with the Watcher, it may be set to automatically update output XML or HTML files when source content changes. Our Converter development efforts are ongoing, and we anticipate adding Converters for various applications such as PDF files.

WATCHER

         The Watcher is a flexible, compact solution allowing providers to specify the content they want to watch. The Watcher assists parties to maintain consistency and integrity of information by tracking online resources and providing customized notification of changes to identify the most up-to-date information available to customers. In addition, the Watcher can be programmed to give notices that resources need updating, i.e, deletion of old financial information. A user can set the Watcher to identify the resource, determine whether to follow links, and focus on designated specifics. Users may also specify the means by which they will be notified when a watched resource changes, as well as the data contained in the change notification. The Watcher enables real-time Internet functionality, as well as reduces the volume of data sent over the Internet to enable updates. Sample Watcher applications include
(a) a search engine that only needs to update its index when it detects changes or (b) a Metaphoria Syndicator using the Watcher that only needs to repeat format conversions when the source content changes.

PROFESSIONAL SERVICES

         We have established a professional services organization designed to help customers by providing tools and services that facilitate the Metaphoria implementation process. In addition, we provide individuals trained in advanced Internet technology and architectural concepts to assist organizations as they execute their e-business strategies.

EDUCATION AND TRAINING SERVICES

         We provide knowledge and tools related to the implementation and deployment of the Metaphoria solution. We have designed a curriculum to meet the anticipated needs of our customers and partners. The curriculum includes hands-on classes and Internet-based training for current and potential Metaphoria customers such as (a) an introductory class to Metaphoria concepts,
(b) a class on implementing a Metaphoria solution and (c) detailed technical training on Internet concepts such as classes in Java and Object Technology.

SUPPORT AND MAINTENANCE SERVICES

         We have developed complementary support and maintenance programs for our Metaphoria customers. Customers pay an annual fee for these services that include on-call support and committed response times for issues.

MARKETING AND STRATEGY

         Our marketing plan is to target large companies with more than $500 million in revenues and large Internet companies that typically have a broad range of technical requirements. To date, due to our recent roll-out of the current Metaphoria suite of products, we have achieved limited success obtaining a large number of installed customers using our Internet related solutions. Accordingly, at this time we derive all of our revenue in this Internet solutions business direction from a relatively small number of customers. (See "Risk Factors -- Our Customer Base Is Relatively Small At This Time And The Loss Of A Major Customer Could Cause Our Revenue To Decline".) We anticipate that as our marketing strategy continues to develop, we will increase our customer base, but there can be no assurance that this marketing strategy will be successful in the future.

         We currently conduct direct sales throughout the United States with a sales and marketing staff of 13 who work mostly out of their home offices. Our salespeople receive both a base salary and a commission. We are hiring additional direct salespeople in the U.S. and plan to increase the number of sales support individuals following the completion of our recently filed public offering (See -"Recent Public Offering"). We are still assessing the viability of the European market for direct sales. Although we are pleased with the initial response to our new Internet direction, the market for the content aggregation and syndication solutions is in an early stage of commercialization and involves a long sales cycle. (See "Risk Factors -- Variations In Our Sales Cycle Could Impact The Timing Of Our Revenue, Causing Our Quarterly Operating Results To Fluctuate and Our Revenues Depend On A Single Product Line, Which Is In An Early Stage Of Commercialization.")

         In addition to direct marketing, we are aggressively developing our indirect sales channels by expanding our relationships with strategic Internet technology companies. Our current strategic alliances include Red Hat(R) Software, Illusion Fusion, Inc., and Xceed, Inc. We expect to continue to leverage our marketing presence in the future through securing alliances with recognized Internet system integrators and other Internet solution providers.

SOFTWARE DEVELOPMENT

         We continue to invest in ongoing development to enhance our current Metaphoria product suite. Our software development expenditure was $976,000 for the twelve (12) months ended December 31, 1999. While Metaphoria has been implemented in its current stage of development, we expect that we will increase our product development expenditures substantially in the future as we look to define and develop additional products and applications using the core Metaphoria technology.

         As of February 25, 2000, we had 25 employees engaged in software development activities relating to Metaphoria, and we plan to continue to hire additional engineers to further our software development activities. Our business could be harmed if we are not able to hire and retain the required system engineers to perform the required software development. (See "Risk Factors -- Our Business Prospects May Be Adversely Affected If We Are Not Able To Attract And Retain Qualified Professionals"). We believe that our future success will depend in large part on our ability to continue to enhance the functionality of our existing products, extend our product line to include additional applications, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. (See "Risk Factors -- Our Revenues Depend On A Single Product Line, Which Is In An Early Stage Of Commercialization").

COMPETITION AND MARKET POSITION

         The market for Internet information solutions is rapidly emerging and is characterized by intense competition. We expect existing competition and competition from new market entrants to increase dramatically. A growing number of companies are vying to provide content aggregation and syndication solutions. In this market, new products are frequently introduced and existing products are often enhanced. In addition, new companies and alliances among existing companies may be formed that rapidly achieve a significant market position. Potential customers may seek to develop in-house solutions, making it more difficult for us to sell products to them. (See "Risk Factors -- If We Are Unable To Compete Successfully With Companies Developing Their Own Internal E-business Infrastructure Systems And Other Providers Of E-business Infrastructure Solutions, We Will Not Achieve Our Financial Objectives".)

         We compete with third-party aggregation and syndication solution providers, including Vignette Corporation, Commerce One, Inc., Verity, Inc., Ariba, Inc., BroadVision, Inc., On-Display, Inc., WebMethods, Inc., Interleaf, Inc., and, to a lesser extent, content publishing application providers. We may face increased competition from these providers in the future. Other potential competitors include client/server software vendors that are developing or extending existing products, which could effect our market. Other large software companies, such as Microsoft Corporation and IBM(R), may also introduce competitive products. Many of our existing and potential competitors have greater technical, marketing and financial resources than we do.

         We believe that the principal competitive factors for content aggregation and syndication solutions are the breadth and scope of the solution, interoperability with existing information technology systems, scalability, functionality, ease-of-use, open architecture, ease-of-implementation, and total cost of ownership. We believe we currently compete favorably with our competitors in these areas.

PROPRIETARY RIGHTS AND LICENSING

         On November 9, 1999, the United States Patent and Trademark Office granted us a patent for the "System for Indexing and Displaying Requested Data Having Heterogeneous Content and Representation", Patent No. 5,983,267, covering technologies and processes at the core of our Metaphoria technology. This patent expires September 23, 2017. We also filed for patent protection of Metaphoria under the Patent Cooperation Treaty in the European Patent Region, Japan and Israel. In addition, we also hold numerous registered trademarks in the United States and Europe, including Information Architects(R) and Metaphoria(TM), and other registered trademarks and copyrights related to our discontinued Year 2000 business.

         We rely on a combination of copyright, trade secret, patent, trademark laws, and contractual provisions to establish and protect our rights to our proprietary technology. We protect the source code version of our products as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for unauthorized parties to copy or reverse engineer our software or obtain and use information that we regard as proprietary. (See "Risk Factors -- If We Are Unable to Adequately Protect Our Intellectual Property Rights Or If Our Intellectual Property Rights Are Challenged, Our Business Could Suffer".)

PERSONNEL

         As of February 25, 2000 we had 94 employees. Of the workforce: 29 individuals are engaged in e-business products and services delivery; 25 people are engaged in research and development; 13 people are engaged in sales and marketing and 27 individuals are in executive, administration and systems support positions. To date, we have been successful in recruiting qualified personnel, and, as such, believe we will be able to satisfy our personnel requirements. (See "Risk Factors -- Our Business Prospects May Be Adversely Affected If We Are Not Able To Attract And Retain Qualified Professionals.")

RECENT PUBLIC OFFERING

         On February 22, 2000, we filed a Form S-3 registration statement for a public offering of our common stock to raise up to $37,500,000 of capital for us and a selling shareholder. Stonegate Securities, Inc. has agreed to use its best efforts in acting as agent for us to place shares of our common stock and as agent for the selling shareholder to place up to 150,000 shares of our common stock with third-party purchasers. The placement agent proposes to offer the shares to the public at the public offering price to be determined once the registration statement is effective and will receive a fee of 6% on each share placed and a number of warrants equal to 10% of the total of our shares placed to purchase our common stock at an exercise price equal to the public offering price per share.

RISK FACTORS

OUR LIMITED OPERATING HISTORY IN THE CONTENT AGGREGATION AND SYNDICATION BUSINESS MAY IMPEDE YOUR ABILITY TO EVALUATE OUR BUSINESS AND ITS FUTURE PROSPECTS.

         Our operating history in the content aggregation and syndication business is limited so it will be difficult for you to evaluate us in making an investment decision. As of December 31, 1999 we had only received approximately $280,000 of revenue from the content aggregation and syndication business. We have not had a profitable quarter as a result of our new business direction and do not expect to have a profit for the year 2000. Since July 1, 1999, we have funded our operations primarily from the sale of common stock and securities convertible into common stock and have not generated net income from operations. Our content aggregation and syndication business is still in the early stages of development. Before buying our common stock, you should consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties, as they apply to us in particular, include:

         - potential fluctuations in operating results and uncertain growth rates;
         -        limited market acceptance of our products;
         -        concentration of our revenues in a single product suite;
         -        our need to manage rapidly expanding operations; and
         -        our need to attract and train qualified personnel.

THE MARKET FOR E-BUSINESS IS NEW AND EMERGING AND IF IT DOES NOT GROW AS RAPIDLY AS WE ANTICIPATE OR FAILS TO EMERGE AT ALL, OUR PLANNED GROWTH AND FINANCIAL OBJECTIVES WILL NOT BE MET.

         Our success is dependent on the emergence of the market for e-business; and if that market does not grow as rapidly as we anticipate, we may fail to achieve profitability. We are planning to dedicate all of our sales, marketing and product development efforts toward e-business. If these markets do not develop as rapidly as we expect, our planned growth and financial objectives will not be met. A number of factors could prevent or hinder the emergence of these markets, including the following:

         - the unwillingness of customers to change their traditional method of conducting commerce;
         - the failure of the Internet network infrastructure to keep pace with substantial growth;

         - adverse publicity and consumer concern about the security of electronic commerce transactions; and
         - any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and on-line businesses.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT, AND IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY.

         Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future, which may result in a decrease in the price of our common stock. Because our business is evolving rapidly and we have a limited operating history in the new business, we have little experience in forecasting our revenues. Since our operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our operating results are not a reliable indication of our future performance. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors and the price of our common stock may decline.

VOLATILITY IN OUR STOCK PRICE MAY ADVERSELY EFFECT OUR BUSINESS.

         Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price and trading volume have fluctuated widely, with a 52-week range as of March 1,2000 of a high of $22.79 to a low of $.68. We expect fluctuations to continue in the future for a number of reasons, including the following:

         - our success or failure in meeting market expectations of our quarterly or annual revenues, net income or earnings per share;
         - announcements by us or our competitors regarding new services and products or technological innovations;
         - stock prices for many technology companies fluctuate widely for reasons, including perceived potential value, that may be unrelated to operating results; and
         -        announcements of unusual events, such as acquisitions.

OUR REVENUES DEPEND ON A SINGLE PRODUCT LINE, WHICH IS IN AN EARLY STAGE OF COMMERCIALIZATION.

         A decline in demand for or in the selling price of our Metaphoria products would have a direct negative effect on our primary source of revenues and could cause our stock price to fall. We expect all of our revenues in 2000 to be derived from software licenses and service fees from our suite of products related to the Metaphoria technology. Our suite of products related to the Metaphoria technology is at an early stage of commercialization and the level of market acceptance they will attain is difficult to forecast. Our technology involves a new approach to the conduct of online business and, as a result, intensive marketing and sales efforts are necessary to educate prospective customers regarding the uses and benefits of our products. Market acceptance could be seriously impeded in the following circumstances:

         - information services departments of potential customers choose instead to create their own technology internally or use third-party professional developers to create and maintain their websites;
         - competitors develop products, technologies or capabilities that render our Metaphoria products and related services obsolete or noncompetitive or that shorten the life cycles of these products and services; or
         - our Metaphoria products do not meet customer performance needs or fail to remain free of significant software defects or technical failures.

VARIATIONS IN OUR SALES CYCLE COULD IMPACT THE TIMING OF OUR REVENUE, CAUSING OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE.

         A lengthy sales cycle may have an impact on the timing of our revenue, which could cause our quarterly operating results to fluctuate. The period between our initial contact with a potential customer and the purchase of our software and services is often long and subject to delays associated with the budgeting, approval, and competitive evaluation processes, which frequently accompany significant capital expenditures such as the purchase of our software. We believe that a customer's decision to purchase our software and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources.

OUR CUSTOMER BASE IS RELATIVELY SMALL AT THIS TIME AND THE LOSS OF A MAJOR CUSTOMER COULD CAUSE OUR REVENUE TO DECLINE.

         We may continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or renew its license to use our products, our revenue could decline and our operating results and financial condition could be harmed.

FAILURE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

         If we are unable to improve existing services and products, offer new services, enhance our Metaphoria technology and develop, acquire and market new products and services, we may not be able to generate profits from operations. New approaches to gather, exchange, integrate, personalize and syndicate information over the Internet based on new technologies and industry standards could render our Metaphoria products obsolete and unmarketable. If we are unable to adequately respond to these changes, our revenues and market share could rapidly decline. In connection with the introduction of new products and enhancements, we could experience development delays and related cost overruns, which are not unusual in the software industry. Any delays in developing and releasing new products or enhancements to our Metaphoria products could result in:

         - cancellation of orders and license agreements and customer dissatisfaction;
         -        negative publicity;
         -        loss of revenues; and
         -        slower market acceptance.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY WITH COMPANIES DEVELOPING THEIR OWN INTERNAL E-BUSINESS INFRASTRUCTURE SYSTEMS AND OTHER PROVIDERS OF E-BUSINESS INFRASTRUCTURE SOLUTIONS, WE WILL NOT ACHIEVE OUR FINANCIAL OBJECTIVES.

         Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could negatively impact our ability to sell our products at the price levels required to support our continuing operations. There is competition on two distinct levels:

         -        from in-house development efforts by potential customers, and
         -        from third party competitors.

We expect the intensity of our competition to increase in the future. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and well-established relationships with current and potential customers of ours. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

IF WE ARE UNABLE TO INCREASE MARKET AWARENESS AND SALES OF OUR METAPHORIA TECHNOLOGY, WE MAY FAIL TO ACHIEVE PROFITABILITY.

         We need to substantially expand our direct and indirect sales and distribution efforts in order to increase market awareness and sales of our Metaphoria technology and the related services we offer. We have recently expanded our direct sales force and plan to hire additional sales personnel. Sales of the Metaphoria technology and related services require a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel to maintain our growth. New hires will require training and take time to achieve full productivity. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel.

OUR BUSINESS PROSPECTS MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS.

         If we are not successful in attracting, assimilating, and retaining qualified sales and technological personnel in the future or aligning with partners that have these skills, then we may not remain competitive. There is significant competition for professionals with the advanced technical skills necessary to perform the necessary product development and services. Our ability to recruit and retain such personnel will be a critical part of our success.

OUR DEBENTURE FINANCING MAY CAUSE US TO TAKE OTHER SIGNIFICANT CORPORATE
ACTIONS.

         We have issued 19.99% of our outstanding common stock (3,876,567 shares based on 19,393,809 shares outstanding on July 30, 1999) to an investor upon conversion of its outstanding debentures. Since there is outstanding principal and interest remaining to be converted under the debenture, we will be required to issue more than 19.99% of our common stock. In order to issue more than 19.99% of our outstanding shares of common stock, we will be required to seek shareholder approval. If we are unable to obtain shareholder approval for issuance of the shares of our common stock, in addition to the 19.99% shares of our common stock already issued to the investor, we may be required to remove ourselves from the NASDAQ stock market and to issue the number of shares required upon conversion of the outstanding principal and interest of the debenture.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL.

         We expect that if the placement agent sells all or substantially all of the common stock offered under the public offering filed on February 22, 2000 on Form S-3, the net proceeds will be sufficient to meet our need for capital for at least the next twelve (12) months. After that, we may need to raise additional capital, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

WE FACE POTENTIAL LIABILITY AS A RESULT OF PENDING SHAREHOLDER SUITS.

          Between May 14, 1999 and July 13, 1999, we and current and former officers and directors were named as defendants in four purported class action lawsuits. The suits are filed in the United States District Court for the Western District of North Carolina. The legal costs incurred by us in defending ourselves and our officers and directors against this litigation, whether or not we prevail, could materially impact the operating results in the quarters in which those expenses are incurred. Further, in the event that the plaintiffs prevail, we also could be required to pay damages that would materially impact the operating results in the quarter and year in which the damages are incurred and could materially impact our financial condition. This litigation may be protracted and may result in a diversion of our management's attention and other resources. The suits purport to be brought on behalf of a class of persons that purchased our common stock between November 14, 1997 and April 1, 1999 and allege violations of the federal securities laws. The suits seek class action status and an unspecified amount of damages, including compensatory damages, interest, attorney's and expert's fees and reasonable costs and expenses. Specifically, the suits have been consolidated and a lead plaintiffs' group and lead plaintiffs' counsel have been appointed by the court. On September 17, 1999, a consolidated and amended class action complaint was filed. On November 23, 1999, the defendants filed a motion to dismiss the consolidated and amended class action complaint. The motion to dismiss has been fully briefed and oral argument is currently scheduled for March 20, 2000. While defendants deny any wrongdoing and intend to vigorously defend themselves, the outcome of the suits cannot be predicted at this time.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS COULD SUFFER.

         Our success is dependent upon our ability to use our proprietary technology to create revenue-producing opportunities. If we are not able to adequately protect our proprietary technology, we will be required to seek revenue from sources other than our current proprietary technology. We currently protect our proprietary rights through a combination of patent, copyright, trademark and trade secret law, confidentiality agreements and contractual provisions. Provisions of our client agreements, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of some jurisdictions. We are also required to negotiate limits on these provisions from time to time. We may not be able to adequately deter misappropriation of proprietary information or to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

IF OUR INTELLECTUAL PROPERTY RIGHTS ARE CHALLENGED, WE MAY FACE POTENTIAL LIABILITY.

         In recent years, litigation involving patents and other intellectual property rights has increased. Patents exist which cover content aggregation and syndication software and services. We believe that we are either not using these patented solutions, software and services or have utilized them prior to the patent filing date. Regardless, we may be a party to litigation in the future to protect our intellectual property or for allegedly infringing other intellectual property rights. Such litigation may force us to do one or more of the following:

         - cease selling or using products or services that incorporate the challenged intellectual property;
         - obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable pricing or business terms; or
         - redesign our affected products or services at additional cost to us.

MR. GRUDER EXERCISES SIGNIFICANT CONTROL OVER US.

         Mr. Gruder, our Chief Executive Officer and Chairman of the Board, is presently the beneficial owner of approximately 25% of our outstanding common stock. Although Mr. Gruder's percentage ownership of our outstanding common stock may be reduced as a result of public offering filed on February 22, 2000 on Form S-3, any additional financing or the conversion or exercise of any outstanding convertible securities, Mr. Gruder will continue to be in a position to influence the election of directors and generally to direct our affairs, including significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of our securities.

WE DO NOT PLAN TO PAY CASH DIVIDENDS ON OUR STOCK.

         Since our inception, we have not paid, and do not intend to pay, any cash dividends on our common stock in the foreseeable future. As a result, an investor in the common stock would only receive a return on the investment if the market price of the common stock increases.

ITEM 2.  PROPERTIES

         Beginning in May 1999, we consolidated our operations in a new office located at Two Morrocroft Center, 4064 Colony Road, Charlotte, North Carolina 28211. We entered into a ten-year lease for the new headquarters building, which lease expires on June 8, 2009. The lease is between us and a partnership in which Mr. Gruder, our Chairman and CEO, is a limited partner. (See "Certain Relationships and Related Party Transactions"). On December 6, 1999 we entered into Lease Amendments with our landlord that became effective as of

February 21, 2000 releasing us from all further obligations related to approximately twenty five percent (25%) of the rentable space in our new headquarters building.

         In addition, we lease space in New Jersey for a portion of the Metaphoria development staff and sales offices in certain other locations as follows:

               Location                             Expires
         --------------------                    --------------
         1. Hoboken, NJ                          4-1-2004

         2. Dallas, TX                           8-31-2000

         3. Laguna Niguel, CA                    month-to-month

ITEM 3.  LEGAL PROCEEDINGS

         Between May 14, 1999 and July 13, 1999, we and current and former officers and directors were named as defendants in four purported class action lawsuits. The suits were filed in the United States District Court for the Western District of North Carolina. The suits purport to be brought on behalf of a class of persons that purchased our common stock between November 14, 1997 and April 1, 1999 and allege violations of the federal securities laws. The suits seek class action status and an unspecified amount of damages, including compensatory damages, interest, attorney's and expert's fees and reasonable costs and expenses. Specifically, the suits have been consolidated and a lead plaintiffs' group and lead plaintiffs' counsel have been appointed by the court. On September 17, 1999, a consolidated and amended class action complaint was filed. On November 23, 1999, the defendants filed a motion to dismiss the consolidated and amended class action complaint. The motion to dismiss has been fully briefed and oral argument is currently scheduled for March 20, 2000. While defendants deny any wrongdoing and intend to vigorously defend themselves, the outcome of the suits cannot be predicted at this time.

         There is a lawsuit pending against us, our Chief Executive Officer, Robert F. Gruder ("Mr. Gruder") and Thomas J. Dudchik, our Senior Vice President and Director in Connecticut Superior Court, Judicial District of Fairfield at Bridgeport, Docket No. CV96-0334308-S entitled Kaplan, et al v. Gruder, et al. (the "Civil Action") and a related bankruptcy proceeding described below. Mr. Gruder and Mr. Dudchik were the incorporators of a Connecticut corporation named GEM Technologies, Inc. ("GEM"). The Civil Action involves claims by plaintiffs who had notes (the "Notes"), convertible into an 8.72% undiluted interest in GEM. GEM filed a Chapter 7 bankruptcy petition. The plaintiffs claimed that (a) they were fraudulently induced to invest in GEM, (b) GEM wrongfully transferred assets to a predecessor corporation of ours and (c) they were entitled to damages equal to an 8.72% interest in GEM, and as such, in us. The case has been tried, and the Court issued a Memorandum of Decision, dated May 19, 1999, ruling that we were unrelated to GEM, and ruling against Mr. Gruder on two counts. Plaintiffs in the Civil Action were awarded a judgement of $175,000, plus interest and attorney's fees against Mr. Gruder on these claims. A hearing has been held on the issue of attorneys' fees, but no decision has been issued. The same persons comprising the plaintiffs in the Civil Action and the Chapter 7 trustee filed a motion to open GEM's Chapter 7 bankruptcy case. The plaintiffs are claiming that the bankruptcy trustee has the right to recover from Mr. Gruder shares of our common stock to satisfy claims in the GEM bankruptcy case. We are not a party to the GEM bankruptcy case. The plaintiff group has expressed its intention to attempt to recover, through the bankruptcy proceeding, the 8.72% interest in us that the court declined to award in the Civil Action. If the bankruptcy court reopens the GEM bankruptcy case, it is expected that litigation will ensue concerning the validity of this claim. Mr. Gruder has agreed to indemnify and hold us harmless in the event of a judgement against us. In exchange, we have agreed to bear all costs of the Civil Action and the GEM bankruptcy case for Mr. Gruder and ourselves. (See "Certain Relationships and Related Transactions.")

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

         Our common stock traded on the NASDAQ National Market System ("National Market") under the symbol "ALYD" until July 2, 1999 and currently trades under the symbol "IARC". The common stock was admitted to trading on the National Market on December 3, 1997. From 1982 through December 2, 1997, the common stock traded on the Bulletin Board, first as Enertronix and later as Alydaar.

         The following tables set forth the high and low sale prices on the National Market for the years ended December 31, 1998 and 1999.


         For Year Ended December 31, 1998
         ---------------------------------              High                        Low
                                                     -----------                -----------
         1st Quarter Ended March 31, 1998            $    19.625                $    14.000

         2nd Quarter Ended June 30, 1998             $    18.938                $    11.375

         3rd Quarter Ended September 30, 1998        $    17.625                $     5.875

         4th Quarter Ended December 31, 1998         $    10.000                $     5.250


         For Year Ended December 31, 1999
         ---------------------------------              High                        Low
                                                     -----------                -----------
         1st Quarter Ended March 31, 1999            $    14.000                $     4.500

         2nd Quarter Ended June 30, 1999             $     5.813                $     1.625

         3rd Quarter Ended September 30, 1999        $     3.063                $     1.688

         4th Quarter Ended December 31, 1999         $    10.875                $     0.688

         The tables set forth above were for periods as reported by the National Association of Securities Dealers Corporate composite feed and NASDAQ. The figures represent inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

BENEFICIAL HOLDERS

         As of February 29, 2000, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

DIVIDENDS

         We have not paid any cash dividends since our inception. By reason of our present financial status and contemplated future financial requirements, we do not anticipate paying any cash dividends in the foreseeable future.
(See "Risk Factors -- We Do Not Plan To Pay Cash Dividends On Our Stock.")

CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a November 30, 1999 agreement between various accredited investors and us, we issued 4,033,921 shares of our common stock in a private placement at a price of $1.83 per share. Pursuant to a November 18, 1999 agreement between Stonegate Securities, Inc. ("Stonegate") and us, Stonegate acted as our placement agent and received compensation in the form of commissions of $820,233.00, and we issued to them 448,111 warrants to purchase shares of our common stock at a price of $1.83 per share ("Placement Warrants"). The warrants were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933. We have used and will continue to use the proceeds from this offering for general corporate purposes.

         Pursuant to an October 26, 1999 agreement between us and Stonegate, under which Stonegate provides investment banking services to us, we issued warrants for 250,000 shares of common stock, ("IB Warrants") which are now vested with an expiration date of October 26, 2004 and an exercise price of $1.0625. The warrants were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933. Stonegate has piggyback registration rights for the underlying common stock. On December 16, 1999 Stonegate assigned the IB Warrants and Placement Warrants as follows: Scott Griffith 190,447 Placement Warrants and 106,250 IB Warrants, Jesse Shelmire 190,447 Placement Warrants and 106,250 IB Warrants and LBL Investments 67,217 Placement Warrants and 37,500 IB Warrants. On February 14, 2000 Scott Griffith exercised 150,000 Placement Warrants, Jesse Shelmire exercised 150,000 Placement Warrants and LBL Investments exercised 67,217 Placement Warrants.

         Pursuant to a November 8, 1999 agreement between us and Ron Bloom, under which Mr. Bloom provides consulting services to us, we issued warrants for 300,000 shares of common stock vesting 150,000 at that time and 150,000 on June 1, 2000, subject to our thirty day right to terminate the second 150,000 warrants. The warrants have an expiration date of November 8, 2004 and an exercise price of $2.00 and $4.00 per share, respectively. The warrants were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933. Mr. Bloom has piggyback registration rights for the underlying common stock. On February 18, 2000, Mr. Bloom exercised 150,000 warrants.

         Pursuant to a November 8, 1999 agreement between us and Erinch Ozada, under which Mr. Ozada provides consulting services to us, we issued warrants for 500,000 shares of common stock which are now vested. The warrants have an expiration date of November 8, 2004 and an exercise price of $2.00 per share. The warrants were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933. Mr. Ozada has piggyback registration rights for the underlying common stock. On January 8, 2000, Mr. Ozada exercised 250,000 warrants.

         Pursuant to a November 30, 1999 agreement between us and Grayson & Associates, Inc., ("Grayson") related to a settlement of Grayson's right to exclusively represent us in future financings, we issued warrants for 75,000 shares of common stock, with an expiration date of November 30, 2004 and an exercise price of $2.00. The warrants were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933. On December 15, 1999, Grayson elected to exercise all of its outstanding warrants pursuant to a cashless exercise provision, and we issued to Grayson a total of 135,317 shares of our common stock.

         Pursuant to a November 10, 1999 agreement between us and Sally Khudairi, a consultant, we granted Ms. Khudairi non-statutory options ("Options") that include (a) initial Options to purchase 10,000 shares of our common stock vesting immediately at an exercise price per share of $1.28 with an expiration date of November 10, 2002 and (b) additional Options to purchase 13,500 shares at an exercise price per share of $6.00 vesting on April 15, 2000, with an expiration date of December 22, 2002.

         Pursuant to a December 22, 1999 agreement between us and Saroja Girishankar, a consultant, on December 22, 1999 we issued to Ms. Girishankar non-statutory options to purchase 1,496 shares of our common stock at an exercise price per Share of $6.68 vested immediately with an expiration date of December 22, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and " Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for each of the three years ended December 31, 1999, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999 and 1998, are derived from our audited consolidated financial statements.

Selected Financial Data

                                                   Years Ending December 31
                                                   ------------------------
                                                 (000, except per share data)
                                                 ----------------------------
                                   1999           1998           1997         1996           1995
                                ---------      ---------      ---------     ---------      ---------
Net Revenue                     $    281       $     --       $     --       $   --        $      --
Payroll and related costs          5,581          1,164            835          218               27
Loss From
  Continuing Operations          (12,031)        (3,292)        (2,022)      (1,339)            (151)
Net (Loss) Earnings              (24,579)         1,398         (7,797)      (5,133)            (580)
Loss Per Common Share From
  Continuing Operations         $   (.62)      $   (.19)      $   (.13)      $ (.11)       $    (.01)
Total Assets                      16,711         23,471         18,866        2,869              133
Long Term Obligations              2,092            121            101           --               --
Cash Dividend                         --             --             --           --               --

       Prior to the second quarter of 1997, our operations were focused on research and development and any revenue up to that time was derived from the sale of computer language translation services (using the Smartcode technology). During the second quarter of 1997, we began using our modified SmartCode technology as an automated solution to the Y2K Problem for our customers. Essentially all of our revenues for 1997, 1998 and the majority of 1999 were generated from our Y2K solution business. However, as the Y2K business had a predefined end date, it became necessary to discontinue our Y2K operations and enter into a new business model. During 1999, we changed the name of the company from Alydaar Software Corporation to Information Architects Corporation and began software development efforts on our newly acquired Metaphoria Framework software technology for the Internet. All of our 1999 continuing operations data reflect revenues and expenses related to the Internet business and the Metaphoria suite of products. Discontinued operations reflect the revenue and expense related to the Y2K operations. The fixed costs of maintaining an ongoing business, such as management overhead and facilities, have been allocated to continuing operations for prior years for consistency. We only began the actual rollout of our Metaphoria suite of products at the end of 1999. Therefore, the selected financial data may not be indicative of future operating results.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements made in this Form 10-K that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may", "will", anticipates", "expects", "projects", "estimates", "believes" "seeks", "could", "should", or "continue", the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to our ability to manage growth and acquisitions of technology or people, diversification of our business, the effect of economic and business conditions, including risks inherent in international operations, the ability to attract and retain technical personnel and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-K.

OVERVIEW

         1999 was a transition year for Information Architects Corporation during which we changed our name from Alydaar Software Corporation, and repositioned the company for our new Internet business offering using the Metaphoria Framework suite of products. The financial information presented for 1999 reflects the wind-down of our Y2K business (discontinued operations) combined with the ramp-up expenses of launching our continuing Internet business. The financial information presented may not be indicative of future operating results.

         We provide dynamic content aggregation and syndication services for the Internet. We believe our Internet-based solutions provide a bridge to protect business' existing investment in legacy and PC-based information and still capitalize on the Internet revolution. Our software architecture is designed to provide customers with a low maintenance framework for the Internet. These Internet-based solutions should enable our customers in making timely decisions, transacting business, disseminating information and collaborating among co-workers, customers, suppliers and partners by transforming electronic information, regardless of platform or application, into real-time presentations.

         The Metaphoria Framework is a patented, JAVA-based and open Internet technology that seeks to address the market need for the convergence of multiple data management strategies, including content management, knowledge management, document management and data warehousing. Without moving the original data, Metaphoria provides a personalized view of the information that is independent from the software application. The "digital content" from multiple sources may be delivered to the end user in a real-time Internet browser presentation, providing interaction and update capability, as well.

         Our Internet business model revenue is derived from software product license fees, annual maintenance fees, and professional and training services fees. Our revenue recognition policy for the software product is in accordance with the AICPA's Statement of Position (SOP) 97-2, which generally states that revenue related to components of software sales and implementations should be attributed to each component based on the fair values of each component. Revenue for software licenses is generally recognized upon customer's receipt of the software with no significant obligations related to the installation of the software. Maintenance fees are recognized ratably over the contract period. Professional and training services are recognized as the services are performed.

         In 1999, we used stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice. Due to the volatility of our stock price, we expect that the profit and loss impact for continuing this practice could be substantial. We will be recognizing applicable charges to operations over the vesting period consistent with the Financial Accounting Standards Board Statement No. 123 and Accounting Principle Board No. 21.

         During 1999, we incurred significant costs for software and development for our Metaphoria technology and related products and additional costs related to training personnel. We believe that our success is dependent upon continuing product development and increasing our customer base. Therefore, we anticipate hiring additional programmers and sales personnel during 2000. We intend to invest heavily in sales, marketing and research and development on an on-going basis and as a result do not anticipate profits in the foreseeable future.

         Staffing requirements will place increased demands on the management structure as well as our support systems and processes. We will need to invest in the appropriate operational systems, management structure and procedures and controls necessary to support this growth.

         In 1999, as we continued the development of the Metaphoria product suite, we invested in some "proof of concept" activity to introduce the products we offer. We may continue to invest in introducing new concepts into the Internet marketplace as we go forward.

These investments have up front costs with delayed revenue, if any, and could impact both the timing of our revenue and our net income or loss. These investments may also cause volatility in our quarter to quarter results.

         Our complex Metaphoria sales process combined with our start-up environment may result in substantial swings in quarterly results or delays in revenue recognition. This may also cause us to miss analysts and market expectations that could result in substantial stock price reductions.

         We have been pleased with the response to our initial contacts for our Metaphoria offering. However, the launching of our Internet offering is still in its early stages. We anticipate continuing favorable responses, but our potential must be evaluated from the perspective of a start-up Internet opportunity in its early stages of development. Some of these risks include, but are not limited to, the impact of start-up and acquisition costs, the volatility of the emerging Internet marketplace, the ability to gain an edge on our competition, proper visibility and government regulation in the Internet sector. Other risks that we face include, but are not limited to, the ability to effectively penetrate the e-commerce marketplace, hire and retain quality personnel, successfully implement our marketing strategies, and develop ongoing technologies ahead of our competitors. There are no assurances that we will succeed in addressing any or all of these risks. (See "Risk Factors")

RESULTS OF OPERATIONS FOR 1997, 1998 AND 1999

         As of December 31, 1999 we discontinued all Y2K business, and the corresponding revenue and expense is reflected as discontinued operations. The following table sets forth certain statements of operations data as a percentage of revenue for the indicated periods. The information has been derived from the financial statements contained in this report. Results for any period contained in this report should not be considered as an indication of results for any future period.


   INFORMATION ARCHITECTS CORPORATION                                                   YEARS ENDED
                                                                                        DECEMBER 31
   CONSOLIDATED STATEMENTS OF OPERATIONS                            ------------------------------------------------

   PERCENTAGE OF TOTAL REVENUES                                          1999                1998            1997
                                                                    --------------        ----------      ----------
   REVENUES                                                                  100.0%           n/a             n/a
   EXPENSES:
      Payroll and related costs                                             1989.3%           n/a             n/a
      Rent and occupancy                                                     454.0%           n/a             n/a
      Advertising and promotion                                              208.9%           n/a             n/a
      Depreciation and amortization                                          358.8%           n/a             n/a
      Litigation and legal costs                                             235.0%           n/a             n/a
      Other operating expenses                                               516.7%           n/a             n/a
                                                                    --------------        ----------      ----------
                                                                            3762.7%           n/a             n/a
         (Loss) earnings from operations                                   (3662.7)%          n/a             n/a

   Other Income (Expenses)                                                  (625.7)%          n/a             n/a
                                                                    --------------        ----------      ----------
   (Loss) earnings from continuing operations                              (4288.4)%          n/a             n/a
   Discontinued Operations:
      (Loss) earnings from operations of discontinued business
         net of income tax benefit of $-0-, $1,200,000 and
        $600,000 respectively                                              (1917.0)%          n/a             n/a
      Loss on disposal of discontinued business including
         provision of $150,000 for operating losses during
         phase out period, net of taxes                                    (2555.8)%          n/a             n/a
                                                                    --------------        ----------      ----------
                                                                           (4472.8)%          n/a             n/a
                                                                    --------------        ----------      ----------
   Net (Loss) Earnings                                                     (8761.2)%          n/a             n/a
                                                                    ==============        ==========      ==========
   Loss per share from continuing operations
      Basic                                                         $        (0.62)       $    (0.19)     $    (0.13)
                                                                    ==============        ==========      ==========
      Diluted                                                       $        (0.63)       $    (0.19)     $    (0.13)
                                                                    ==============        ==========      ==========
   Loss per share from discontinued operations
      Basic                                                         $        (0.65)       $     0.27      $    (0.38)
                                                                    ==============        ==========      ==========
      Diluted                                                       $        (0.65)       $     0.27      $    (0.38)
                                                                    ==============        ==========      ==========
   Loss per share net
      Basic                                                         $        (1.27)       $     0.08      $    (0.51)
                                                                    ==============        ==========      ==========
      Diluted                                                       $        (1.28)       $     0.08      $    (0.51)
                                                                    ==============        ==========      ==========
   Weighted average common shares outstanding
      Basic                                                             19,340,838        17,446,467      15,387,125
                                                                    ==============        ==========      ==========
      Diluted                                                           19,144,541        17,584,510      15,387,125
                                                                    ==============        ==========      ==========

      INFORMATION ARCHITECTS CORPORATION
      DISCONTINUED STATEMENTS OF OPERATIONS
      PERCENTAGE OF TOTAL REVENUES

                                                                             YEARS ENDED
                                                                             DECEMBER 31
                                                      -----------------------------------------------------------
                                                              1999                  1998               1997
      REVENUES                                                 100.0%                100.0%                100.0%

      EXPENSES:
         Payroll and related costs                              92.7%                 65.0%                120.8%
         Rent and occupancy                                      5.5%                  4.1%                  7.9%
         Advertising and promotion                               1.9%                  2.2%                  7.8%
         Depreciation and amortization                           9.5%                  4.8%                  5.7%
         Bad Debt Expense                                        3.1%                  1.4%                  2.9%
         Other operating expenses                               16.6%                  9.5%                 15.3%
                                                      --------------        --------------        --------------
                                                               129.3%                 87.0%                160.4%
                                                      --------------        --------------        --------------
            (Loss) earnings from operations                    (29.3)%                13.0%                (60.4)%

      Other Income (Expenses)                                  (49.2)%                (0.4)%                (1.0)%
                                                      --------------        --------------        --------------

      (Loss) earnings before tax benefit                       (78.5)%                12.6%                (59.4)%
      Income Tax Benefit                                         0.0%                 (4.3)%                (5.6)%
                                                      --------------        --------------        --------------
      Net (Loss) Earnings                                      (78.5)%                16.9%                (53.8)%
                                                      ==============        ==============        ==============

      Net (Loss) earnings per common share
         Basic                                        $        (0.65)       $         0.27        $        (0.38)
                                                      ==============        ==============        ==============
         Diluted                                      $        (0.65)       $         0.27        $        (0.38)
                                                      ==============        ==============        ==============

      Weighted average common shares outstanding
         Basic                                            19,340,838            17,446,467            15,387,125
                                                      ==============        ==============        ==============
         Diluted                                          19,144,541            17,584,510            15,387,125
                                                      ==============        ==============        ==============

         CONTINUING OPERATIONS -- Our Metaphoria Framework Internet business is our only continuing operations as of December 31, 1999. Revenue for 1999 of $0.3 million is derived essentially from beta and "proof of concept" projects initiated in late 1999 as a prelude to our sales launch of Metaphoria. Total operating expenses of $10.6 million consist of $5.6 million for payroll and related expenses, $1.3 million for rent and occupancy expense, $1.0 million depreciation/amortization and $2.7 million for other expenses. These expenses represent a slow establishment of our Internet business and less than a full year of expense. Since this Internet business venture just began in 1999, there is no valid comparison to prior years. The only operating numbers for prior years on the Consolidated Statement of Operations are allocated infrastructure costs, such as management and facilities, we are required to have as an "ongoing entity". Our Internet offering will continue to ramp-up during the year 2000.
We are continuing to position ourselves and invest in the projected Internet marketplace expansion and therefore, do not anticipate profits in 2000.

         DISCONTINUED OPERATIONS -- Our Y2K business has been accounted for as discontinued operations as of December 31, 1999 and prior year financial information has been restated.

         Our loss from discontinued operations was $5.4 million for 1999 compared to earnings of $4.7 million in 1998 and a net loss of $5.8 million in 1997, a change of $10.1 million or 215% from 1998 and $0.4 million or 7% from 1997. In addition, 1999 also included a $7.2 million loss from the disposal of discontinued operations.

         Revenue for 1999 decreased by $11.8 million or (42%) from the 1998 Y2K revenue. 1998 revenue exceeded 1997 revenue by $17.1 million or (159%). However, 1997 Y2K revenue did not begin until the second quarter of 1997. The 1999 decrease was the result of a decline in demand for Y2K services as the Y2K deadline drew to a close and as companies focused their internal resources to resolve the Y2K issues. In addition, the market initiated a shift in service mix resulting in a higher percentage of validation services in 1999 that yielded a substantially lower price per unit versus 1998, which had a larger percentage of the higher priced remediation services.

         Operating expenses for discontinued operations in 1999 decreased by $3.5 million or (14.6%) versus 1998. The 1998 expenses exceeded 1997 expenses by $7.0 million or (40.6%). In 1998, we received the highest amount of revenue from our Y2K business, and we increased staff that year to our highest number of employees in anticipation of ongoing Y2K business. In 1999 it became evident that Y2K was not going to be as large a market as previously believed so we began reducing staff size and expenses. The majority of our savings came in the second half of 1999, thereby creating a slight improvement over 1998 levels. In 1997 we began our ramp-up for Y2K business during the second quarter and the 1997 expenses therefore are reflective of an average staff size less than the 1998 average level.

         Payroll and related costs comprised the majority of discontinued operating expenses. For the years 1999, 1998, 1997, payroll and related costs were 72%, 75%, and 75% of total operating expense, respectively. From 1997 to 1998 payroll costs increased $5.1 million (39.4%) as we increased staff size in anticipation of more Y2K business. From 1998 to 1999, payroll and related costs decreased $3.3 million or (18.0%) reflecting our staff reductions as the Y2K business began to decline.

         Depreciation expense for 1999 increased $0.2 million (14.7%) over 1998. Also, depreciation expense for 1998 increased $0.7 million (119.0%) over 1997. This reflects the proportionate increase in assets required to support the substantially larger staff size.

         Rent and occupancy expense for 1999 decreased $0.3 million (23.1%) from 1998 and 1998 occupancy expenses increased $0.3 million (33.6%) over the 1997 level. Other expenses for 1999 decreased by $0.2 million (5.6%) from 1998 and in 1998 increased by $0.9 million (31.1%) over 1997. Increased legal costs for financing and acquisitions for 1999 were offset by reduced advertising costs.

RECENT ACCOUNTING PRONOUNCEMENTS

         The American Institute of Certified Public Accountants issued SOP 98-9 in December 1998 titled "Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions". This amends SOP 97-2 and supercedes SOP 98-4. We do not expect the adoption of SOP 98-9 to have a material effect on our results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, we had working capital of $7.0 million as compared to $5.5 million of working capital at December 31, 1998. We had cash and cash equivalents of $7.4 million at December 31, 1999, compared to cash and cash equivalents of $3.0 million at December 31, 1998.

         In addition to funding operations in 1999, cash flow was used to purchase approximately $1.5 million of office furniture and computer equipment and $0.6 million of software, related to the move to our new headquarters building. A portion of the office furniture was financed in 1999 and the capital lease obligation balance at December 31, 1999 was $0. 4 million. Other than the office furniture financing payments, we anticipate that year 2000 purchases for furniture and equipment will be less than $0.3 million.

         In 1999 our primary sources of cash, other than from operating activities, were derived from debenture and equity financing. In March, we received $3.0 million of debenture financing from Marshall Capital Management, Inc. an affiliate of Credit Suisse First Boston. In July 1999, we received $5.0 million of debenture financing from King, LLC. In November 1999 we received $7.0 million of equity financing placed by Stonegate Securities, Inc.

         Subsequent to December 31, 1999, we filed registration statement on Form S-3 for a public offering to raise up to $37.5 million of funding for us and a selling shareholder. (See "Recent Public Offering") We believe that the combination of present cash balances, future operating cash flows, cash provided by the sale of common stock, the equity financing arrangement, including all or a substantial portion of our proceeds from the public offering filed on February 22, 2000 on Form S-3, or alternative working capital financing obtained by us will be adequate to fund our growth and provide adequate liquidity for the near-term foreseeable future. However, we expect to experience significant growth in our operating expenses, especially in our sales and marketing expenses as well as our research and development expenses. Therefore, we expect our operating expenses and capital expenditures to constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, products or technology. If cash is used for unanticipated expenditures or significant acquisition activity, such activity is not currently planned, then additional financing may be necessary. In the event that additional financing is required, there is no assurance that we will be able to raise it on acceptable terms or at all.

IMPACT OF INFLATION

         We believe that inflation will not have a material impact on our future operating results.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We had no market risk sensitive instruments, positions or transactions at December 31, 1999.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         See "Consolidated Financial Statements" on pages F-2 - F-15 of this Annual Report on Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with the accountants on accounting and financial disclosure issues.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be set forth in our Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 1999 (the "2000 Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be set forth in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in the 2000 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      The following consolidated financial statements of
                  Information Architects Corporation are included in Item 8:
                  Consolidated Statements of Income for the years ended
                  December 31, 1999, 1998 and 1997
                  Consolidated Balance Sheets at December 31, 1999 and 1998
                  Consolidated Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997
                  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
                  Notes to Consolidated Financial Statements for the years ended
                  December 31, 1999, 1998 and 1997
                  Report of Holtz, Rubenstein & Co. LLP., Independent Auditors

         (2)      Financial Statement Schedules:  None

         (3)      List of Exhibits

         2.1(a)   Agreement and Plan of Merger between Data Systems Network
                  Corporation, Alydaar Acquisition Corporation and Alydaar
                  Software Corporation (incorporated herein by reference to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-22325).
         2.1(b)   Confidential Termination Agreement and Release, dated
                  September 15, 1999 (incorporated herein by reference to the
                  Registrant's Current Report on Form 8-K, dated September 30,
                  1999, File No. 0-22325).
         3.1(a)   Articles of Incorporation of Daar, Inc. (incorporated herein by reference to the Registrant's Form 10-12G, dated March 31,
                  1997, File No. 0-22325).
         3.1(b)   Articles of Merger of Alydaar Software Corporation into Daar,
                  Inc. (incorporated herein by reference to the Registrant's
                  Form 10-12G, dated March 31, 1997, File No. 0-22325).
         3.1(c)   Plan of Merger (incorporated herein by reference to the
                  Registrant's Form 10-12G, dated March 31, 1997, File No.
                  0-22325).
         3.2      Amended and Restated By-Laws of Alydaar Software Corporation
                  (incorporated herein by reference to the Registrant's Form
                  10-12G, dated March 31, 1997, File No. 0-22325).
         3.2(a)   Amendment to our Articles of Incorporation (incorporated
                  herein by reference to the Registrant's Form 10-12G Amendment
                  No. 7, dated July 1, 1999, File No. 0-22325).
         4.2      Debenture and Agreements relating to Convertible Debenture
                  Financing we received from Marshall Capital Management, Inc.
                  (incorporated herein by reference to the Registrant's Current
                  Report on Form 8-K dated, dated March 12, 1999, File No.
                  0-22325).
         4.3      Amendment relating to Debenture and Agreements with Marshall
                  Capital Management, Inc. (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q, for the
                  period ending March 31, 1999, File No. 0-22325).
         10.2     Omnibus Stock Option Plan (incorporated herein by reference to the Registrant's Form 10-12G, dated March 31, 1997, File
                  No. 0-22325).
         10.3     Amendments to Omnibus Stock Plan (incorporated herein by
                  reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-22325).
         10.4     Standard Continuing Service Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-22325).
         10.5     Indemnification Agreement by Robert F. Gruder (incorporated herein by reference to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1997, File No.
                  0-22325).
         10.6     1997 Employee Stock Purchase Plan (incorporated herein by
                  reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-22325).
         10.7     Purchase Contract of Alydaar International, Ltd.
                  (incorporated herein by reference to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997, File No. 0-22325).
         10.8     Subcontractor Agreement between Alydaar Software Corporation and Compuware Corporation (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-22325).
         10.9     Lease, dated June 16, 1998 between Alydaar Software
                  Corporation and Two Morrocroft Centre, LLC (incorporated
                  herein by reference to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1998, File No.
                  0-22325).
         10.10    Securities Purchase Agreement, dated as of March 5, 1999,
                  between us and the Purchaser (schedules omitted)
                  (incorporated herein by reference to the Registrant's Current
                  Report on Form 8-K dated, dated March 12, 1999, File No.
                  0-22325).
         10.11    Registration Rights Agreement, dated as of March 5, 1999,
                  between us and the Purchaser (incorporated herein by
                  reference to the Registrant's Current Report on Form 8-K
                  dated, dated March 12, 1999, File No. 0-22325).
         10.12    Convertible Exchangeable Debenture, dated as of March 5,
                  1999, issued by us to the Purchaser (incorporated herein by reference to the Registrant's Current Report on Form 8-K
                  dated, dated March 12, 1999, File No. 0-22325).
         10.13    Warrant to purchase shares of Common Stock, dated as of March
                  5, 1999, issued by us to the Purchaser (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated, dated March 12, 1999, File No. 0-22325).
         10.14    Securities Purchase Agreement, dated as of July 30, 1999,
                  between us and the Purchaser (incorporated herein by
                  reference to the Registrant's Quarterly Report on Form 10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.15    Registration Rights Agreement, dated as of July 30, 1999,
                  between us and the Purchaser (incorporated herein by
                  reference to the Registrant's Quarterly Report on Form 10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.16    Debenture, dated as of July 30, 1999, issued by us to the
                  Purchaser (incorporated herein by reference to the
                  Registrant's Quarterly Report on Form 10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.17    Warrant purchasing shares of Common Stock, dated as of July
                  30, 1999, issued by us to the Purchaser (incorporated herein by reference to the Registrant's Quarterly Report on Form
                  10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.18    Letter, dated as of July 30, 1999, between us and the
                  Purchaser (incorporated herein by reference to the
                  Registrant's Quarterly Report on Form 10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.19    Letter of Modification, dated as of July 30, 1999 between
                  Marshall Capital Management, Inc and us. (incorporated herein by reference to the Registrant's Quarterly Report on Form
                  10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.20    Promissory Note dated June 1, 1999, between Rodney S.
                  Shoemann Sr., us. (incorporated herein by reference to the
                  Registrant's Quarterly Report on Form 10-Q, for the period ending June 30, 1999, File No. 0-22325).
         16.1     Letter re: change in accountant (incorporated herein by
                  reference to the Registrant's Form 10-12G Amendment No. 4, dated August 7, 1997, File No. 0-22325).
         27       Financial Data Schedule (for SEC use only)*
         99.6     Press Release issued by us on February 25, 2000, announcing our financial results for the year ended December 31, 1999.*

          *       Filed herewith

(b)               Reports on Form 8-K

                  Form 8-K filed on March 12, 1999
                  The form reports a press release issued by us on March 9, 1999, announcing the private placement of convertible debentures, and the report include agreements related to the placement.

                  Form 8-K filed on April 8, 1999
                  The form reports a press release issued by us on February 1, 1999. The press release announced the agreement between us and Data Systems Network Corporation to merge. The report also included the financial statements of Data Systems Network Corporation and unaudited pro-forma combined financials.

                  Form 8-K filed on September 30, 1999.
                  The form reports the termination of the agreement with Data Systems Network Corporation to merge and includes a press release dated September 15, 1999 and the Confidential Termination Agreement between us and Data Systems
                  Network Corporation.

                  Form 8K filed on November 30, 1999.
                  The form reports a press release issued by us on November 30, 1999. The press release announced the private placement of its common stock and the issuance of related warrants.

(c)               Exhibits

                  The exhibits listed in Item 14(a)(3) are filed as part of this annual report.

(d)               Financial Statement Schedules

                  All schedules are omitted since the required information is not present in amounts sufficient to require submission or because the information required is included in the consolidated financial statements and notes therein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       INFORMATION ARCHITECTS CORPORATION

                            By: /s/ ROBERT F. GRUDER
                                ------------------------------------
                                Robert F. Gruder
                                Chief Executive Officer and Chairman

Dated:  March 1, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 1, 2000, by the following persons on our behalf and in the capacities indicated.

SIGNATURE                                   TITLE                                       DATE
-------------------------                   ----------------------------------------    -------------
/s/ Robert F. Gruder                        Chief Executive Officer                     March 1, 2000
------------------------                    and Chairman of the Board
(Robert F. Gruder)                          (Principal Executive Officer)

/s/ J. Wayne Thomas                         Chief Financial Officer                     March 1, 2000
------------------------                    (Principal Financial and
(J. Wayne Thomas)                            Accounting Officer)

/s/ Thomas J. Dudchik                       Senior Vice President and                   March 1, 2000
------------------------                    Director
(Thomas J. Dudchik)

/s/ Richard J. Blumberg                     Director                                    March 1, 2000
------------------------
(Richard J. Blumberg)

/s/ James H. McLaughlin                     Director                                    March 1, 2000
------------------------
(James H. McLaughlin)

/s/ Jay P. Gilbertson                       Director                                    March 1, 2000
------------------------
(Jay P. Gilbertson)

                               INDEX TO EXHIBITS

         2.1(a)   Agreement and Plan of Merger between Data Systems Network
                  Corporation, Alydaar Acquisition Corporation and Alydaar
                  Software Corporation (incorporated herein by reference to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-22325).
         2.1(b)   Confidential Termination Agreement and Release, dated
                  September 15, 1999 (incorporated herein by reference to the
                  Registrant's Current Report on Form 8-K, dated September 30,
                  1999, File No. 0-22325).
         3.1(a)   Articles of Incorporation of Daar, Inc. (incorporated herein by reference to the Registrant's Form 10-12G, dated March 31,
                  1997, File No. 0-22325).
         3.1(b)   Articles of Merger of Alydaar Software Corporation into Daar,
                  Inc. (incorporated herein by reference to the Registrant's
                  Form 10-12G, dated March 31, 1997, File No. 0-22325).
         3.1(c)   Plan of Merger (incorporated herein by reference to the
                  Registrant's Form 10-12G, dated March 31, 1997, File No.
                  0-22325).
         3.2      Amended and Restated By-Laws of Alydaar Software Corporation
                  (incorporated herein by reference to the Registrant's Form
                  10-12G, dated March 31, 1997, File No. 0-22325).
         3.2(a)   Amendment to our Articles of Incorporation (incorporated
                  herein by reference to the Registrant's Form 10-12G Amendment
                  No. 7, dated July 1, 1999, File No. 0-22325).
         4.2      Debenture and Agreements relating to Convertible Debenture
                  Financing we received from Marshall Capital Management, Inc.
                  (incorporated herein by reference to the Registrant's Current
                  Report on Form 8-K dated, dated March 12, 1999, File No.
                  0-22325).
         4.3      Amendment relating to Debenture and Agreements with Marshall
                  Capital Management, Inc. (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q, for the
                  period ending March 31, 1999, File No. 0-22325).
         10.2     Omnibus Stock Option Plan (incorporated herein by reference to the Registrant's Form 10-12G, dated March 31, 1997, File
                  No. 0-22325).
         10.3     Amendments to Omnibus Stock Plan (incorporated herein by
                  reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-22325).
         10.6     Standard Continuing Service Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-22325).
         10.7     Indemnification Agreement by Robert F. Gruder (incorporated herein by reference to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1997, File No.
                  0-22325).
         10.6     1997 Employee Stock Purchase Plan (incorporated herein by
                  reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-22325).
         10.7     Purchase Contract of Alydaar International, Ltd.
                  (incorporated herein by reference to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997, File No. 0-22325).
         10.8     Subcontractor Agreement between Alydaar Software Corporation and Compuware Corporation (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-22325).
         10.9     Lease, dated June 16, 1998 between Alydaar Software
                  Corporation and Two Morrocroft Centre, LLC (incorporated
                  herein by reference to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1998, File No.
                  0-22325).
         10.13    Securities Purchase Agreement, dated as of March 5, 1999,
                  between us and the Purchaser (schedules omitted)
                  (incorporated herein by reference to the Registrant's Current
                  Report on Form 8-K dated, dated March 12, 1999, File No.
                  0-22325).
         10.14    Registration Rights Agreement, dated as of March 5, 1999,
                  between us and the Purchaser (incorporated herein by
                  reference to the Registrant's Current Report on Form 8-K
                  dated, dated March 12, 1999, File No. 0-22325).
         10.15    Convertible Exchangeable Debenture, dated as of March 5,
                  1999, issued by us to the Purchaser (incorporated herein by reference to the Registrant's Current Report on Form 8-K
                  dated, dated March 12, 1999, File No. 0-22325).
         10.13    Warrant to purchase shares of Common Stock, dated as of March
                  5, 1999, issued by us to the Purchaser (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated, dated March 12, 1999, File No. 0-22325).
         10.14    Securities Purchase Agreement, dated as of July 30, 1999,
                  between us and the Purchaser (incorporated herein by
                  reference to the Registrant's Quarterly Report on Form 10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.15    Registration Rights Agreement, dated as of July 30, 1999,
                  between us and the Purchaser (incorporated herein by
                  reference to the Registrant's Quarterly Report on Form 10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.16    Debenture, dated as of July 30, 1999, issued by us to the
                  Purchaser (incorporated herein by reference to the
                  Registrant's Quarterly Report on Form 10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.17    Warrant purchasing shares of Common Stock, dated as of July
                  30, 1999, issued by us to the Purchaser (incorporated herein by reference to the Registrant's Quarterly Report on Form
                  10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.18    Letter, dated as of July 30, 1999, between us and the
                  Purchaser (incorporated herein by reference to the
                  Registrant's Quarterly Report on Form 10-Q, for the period ending June 30, 1999, File No. 0-22325).
         10.19    Letter of Modification, dated as of July 30, 1999 between
                  Marshall Capital Management, Inc and us. (incorporated
                  herein by reference to the Registrant's Quarterly Report on
                  Form 10-Q, for the period ending June 30, 1999, File No.
                  0-22325).
         10.20    Promissory Note dated June 1, 1999, between Rodney S.
                  Shoemann Sr., us. (incorporated herein by reference to the
                  Registrant's Quarterly Report on Form 10-Q, for the period ending June 30, 1999, File No. 0-22325).
         16.1     Letter re: change in accountant (incorporated herein by
                  reference to the Registrant's Form 10-12G Amendment No. 4, dated August 7, 1997, File No. 0-22325).
         27       Financial Data Schedule (for SEC use only)*
         99.6     Press Release issued by us on February 25, 2000, announcing our financial results for the year ended December 31, 1999.*

          *       Filed herewith

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

                  Consolidated statements of operations                          F-4

                  Consolidated statement of stockholders' equity                 F-5

                  Consolidated statements of cash flows                          F-6

                  Notes to consolidated financial statements                     F-7 - F-15

                                      F1

                          Independent Auditors' Report

         Board of Directors and Stockholders
         Information Architects Corporation and Subsidiary
         Charlotte, North Carolina

         We have audited the consolidated balance sheets of Information Architects Corporation and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation and Subsidiary as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP
                                                 HOLTZ RUBENSTEIN & CO., LLP



         Melville, New York
         February 16, 2000

                                       F2

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31
                                                                  -------------------------------
                                                                     1999                1998
 ASSETS
CURRENT ASSETS
Cash                                                              $  7,398,252       $  2,962,570
Accounts receivable, net of allowances for doubtful accounts
     of $100,000                                                     2,521,781          5,231,116
Costs and estimated earnings in excess of billings                      63,229          2,213,036
Prepaid expenses                                                       226,607            304,621
Loan receivable, stockholder                                            14,624                 --
Deferred tax asset                                                          --          1,800,000
Other receivables                                                      148,010                 --
                                                                  ------------       ------------
   TOTAL CURRENT ASSETS                                             10,372,503         12,511,343

PROPERTY AND EQUIPMENT, NET                                          2,970,123          2,561,253
SOFTWARE COSTS, NET                                                  1,169,167          2,254,429
GOODWILL, NET                                                               --          6,047,183
TRADEMARKS, NET                                                         82,021                 --
DEFERRED TAX ASSET                                                   1,800,000                 --
OTHER ASSETS                                                           317,189             97,186
                                                                  ------------       ------------

                                                                  $ 16,711,003       $ 23,471,394
                                                                  ============       ============
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                  $  1,961,385       $  1,341,651
Accrued payroll and commissions                                         39,116            282,515
Other current liabilities                                              927,131            543,986
Billings in excess of costs and estimated
     earnings on contracts in progress                                  71,906                 --
Current portion of capital lease obligation                            202,431             51,063
Note payable                                                           175,000                 --
Loans payable stockholder                                                   --          3,042,029
                                                                  ------------       ------------
   TOTAL CURRENT LIABILITIES                                         3,376,969          5,261,244

CONVERTIBLE DEBENTURE PAYABLE                                        1,939,760                 --

CAPITAL LEASE OBLIGATION                                               151,774            121,327

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares
     authorized; 27,495,515 and 17,505,686 shares issued
     and outstanding at year end 1999 and 1998 respectively             27,496             17,506
Additional paid-in capital                                          48,547,900         31,111,734
Deficit                                                            (37,276,045)       (12,696,567)
Accumulated other comprehensive loss                                   (56,851)           (23,100)
                                                                  ------------       ------------
                                                                    11,242,500         18,409,573
Less: receivable from warrant exercise                                      --           (320,750)
                                                                  ------------       ------------
Total stockholders' equity                                          11,242,500         18,088,823
                                                                  ------------       ------------
                                                                  $ 16,711,003       $ 23,471,394
                                                                  ============       ============

                 See notes to consolidated financial statements

                                      F3

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 YEARS ENDED
                                                                                                 DECEMBER 31
                                                                            --------------------------------------------------
                                                                                 1999              1998               1997
REVENUES                                                                    $    280,549       $         --       $         --
                                                                            ------------       ------------       ------------
EXPENSES:
   Payroll and related costs                                                   5,581,082          1,164,420            835,267
   Rent and occupancy                                                          1,273,798            301,685            249,443
   Advertising and promotion                                                     586,057                 --                 --
   Depreciation and amortization                                               1,006,685            506,706            231,122
   Litigation and legal costs                                                    659,283            713,242            249,564
   Other operating expenses                                                    1,449,347            508,885            437,306
                                                                            ------------       ------------       ------------
                                                                              10,556,252          3,194,938          2,002,702
                                                                            ------------       ------------       ------------
      Loss from operations                                                   (10,275,703)        (3,194,938)        (2,002,702)

OTHER INCOME (EXPENSES)
   Interest Expense                                                             (870,088)           (97,331)           (19,914)
   Loan and Investment Banking Costs                                            (120,571)                --                 --
   Acquisition Costs                                                            (597,452)                --                 --
   Interest Income                                                                44,921                 --                 --
   Other Expense                                                                (212,137)                --                 --
                                                                            ------------       ------------       ------------
                                                                              (1,755,327)           (97,331)           (19,914)
                                                                            ------------       ------------       ------------

Loss from continuing operations                                              (12,031,030)        (3,292,269)        (2,022,616)

Discontinued Operations:
   (Loss) earnings from operations of discontinued business, net of
    Income tax benefit of $-0-, $1,200,000 and $600,000 respectively          (5,378,140)         4,689,809         (5,774,551)

   Loss on disposal of discontinued business including provision of
   $150,000 for operating losses during phase out period, net of taxes        (7,170,308)                --                 --
                                                                            ------------       ------------       ------------
                                                                             (12,548,448)         4,689,809         (5,774,551)
                                                                            ------------       ------------       ------------
Net (Loss) Earnings                                                         $(24,579,478)      $  1,397,540       $ (7,797,167)
                                                                            ============       ============       ============
(Loss) per share from continuing operations
   Basic                                                                    $      (0.62)      $      (0.19)      $      (0.13)
                                                                            ============       ============       ============
   Diluted                                                                  $      (0.63)      $      (0.19)      $      (0.13)
                                                                            ============       ============       ============
(Loss) earnings per share from discontinued operations
   Basic                                                                    $      (0.65)      $       0.27       $      (0.38)
                                                                            ============       ============       ============
   Diluted                                                                  $      (0.65)      $       0.27       $      (0.38)
                                                                            ============       ============       ============
(Loss) earnings per share net
   Basic                                                                    $      (1.27)      $       0.08       $      (0.51)
                                                                            ============       ============       ============
   Diluted                                                                  $      (1.28)      $       0.08       $      (0.51)
                                                                            ============       ============       ============
Weighted average common shares outstanding
   Basic                                                                      19,340,838         17,446,467         15,387,125
                                                                            ============       ============       ============
   Diluted                                                                    19,144,541         17,584,510         15,387,125
                                                                            ============       ============       ============

                 See notes to consolidated financial statements

                                      F4

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity

                                                    Common Stock          Additional                         Other
                                             Shares                         Paid In                      Comprehensive
                                           Outstanding         Amount       Capital         Deficit      Income (Loss)
                                           -----------        -------     -----------    ------------    -------------
Balance, January 1, 1997                   13,983,282         $13,983     $ 6,311,079    $ (6,296,940)     $     --
Comprehensive loss:
  Net loss                                                                                 (7,797,167)
  Translation adjustment                                                                                    (26,924)

Comprehensive loss
Issuance of common shares
  for cash, net                             1,703,500           1,704      12,986,118
Issuance of securities for services            45,000              45         367,455
Issuance of securities in connection
  with business acquisition                   791,652             792       6,358,208
Shares issued from exercise of
  stock options/warrants                    1,235,294           1,235       4,086,494
Conversion of debt for equity                  50,000              50           3,930
                                           ----------         -------     -----------    ------------      --------
Balance, December 31, 1997                 17,808,728          17,809      30,113,284     (14,094,107)      (26,924)
Comprehensive income:
  Net earnings                                                                              1,397,540
  Translation adjustment                                                                                      3,824

Comprehensive income
Issuance of securities for services             1,900               2          13,798
Issuance of securities under
  employee stock purchase plan                 18,583              19         223,323
Shares issued from exercise of
  stock options/warrants                      113,475             113         705,550
Conversion of debt for equity                   8,000               8          55,779
Retirement of treasury stock                 (445,000)           (445)
                                           ----------         -------     -----------    ------------      --------
Balance, December 31, 1998                 17,505,686          17,506      31,111,734     (12,696,567)      (23,100)
Comprehensive loss:
  Net loss                                                                                (24,579,478)
  Translation adjustment                                                                                    (33,751)

Comprehensive loss
Issuance of common shares
  for cash, net                             4,033,932           4,034       6,935,136
Issuance of securities for services           457,905             459       2,737,006
Shares issued from exercise of
  stock options/warrants                      189,217             189         285,233
Contribution by shareholder                                                 2,045,482
Issuance of securities under
  employee stock purchase plan                 54,497              54         205,016
Conversion of debt for equity               5,320,955           5,321       5,628,226
Acquisition and retirement of treasury
  stock                                       (66,677)            (67)       (399,833)
                                           ----------         -------     -----------    ------------      --------
                                           27,495,515         $27,496     $48,547,900    $(37,276,045)     $(56,851)
                                           ==========         =======     ===========    ============      ========

                                                                     Receivable
                                                   Treasury             From         Total
                                                    Stock             Warrant    Shareholders'
                                            Shares        Amount      Exercise      Equity
                                           --------       ------     ----------  -------------
Balance, January 1, 1997                   (795,000)      $(795)     $      --   $    27,327
Comprehensive loss:
  Net loss                                                                        (7,797,167)
  Translation adjustment                                                             (26,924)
                                                                                 -----------
Comprehensive loss                                                                (7,824,091)
Issuance of common shares
  for cash, net                                                                   12,987,822
Issuance of securities for services                                                  367,500
Issuance of securities in connection
  with business acquisition                                                        6,359,000
Shares issued from exercise of
  stock options/warrants                    350,000         350        (90,000)    3,998,079
Conversion of debt for equity                                                          3,980
                                           --------       -----      ---------   -----------
Balance, December 31, 1997                 (445,000)       (445)       (90,000)   15,919,617
Comprehensive income:
  Net earnings                                                                     1,397,540
  Translation adjustment                                                               3,824
                                                                                 -----------
Comprehensive income                                                               1,401,364
Issuance of securities for services                                     90,000       103,800
Issuance of securities under
  employee stock purchase plan                                                       223,342
Shares issued from exercise of
  stock options/warrants                                              (320,750)      384,913
Conversion of debt for equity                                                         55,787
Retirement of treasury stock                445,000         445                           --
                                           --------       -----      ---------   -----------
Balance, December 31, 1998                       --          --       (320,750)   18,088,823
Comprehensive loss:
  Net loss                                                                       (24,579,478)
  Translation adjustment                                                             (33,751)
                                                                                 -----------
Comprehensive loss                                                               (24,613,229)
Issuance of common shares
  for cash, net                                                                    6,939,170
Issuance of securities for services                                                2,737,465
Shares issued from exercise of
  stock options/warrants                                                             285,422
Contribution by shareholder                                                        2,045,482
Issuance of securities under
  employee stock purchase plan                                                       205,070
Conversion of debt for equity                                                      5,633,547
Acquisition and retirement of treasury
  stock                                                                320,750       (79,250)
                                           --------       -----      ---------   -----------
                                                 --       $  --      $      --   $11,242,500
                                           ========       =====      =========   ===========

                 See notes to consolidated financial statements

                                      F5

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED
                                                                               DECEMBER 31
                                                           --------------------------------------------------
                                                               1999               1998              1997
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss) Earnings                                      $(24,579,478)      $ 1,397,540       $ (7,797,167)
  Adjustments to reconcile net (loss) earnings to net
    cash (used in) provided by operating activities:
       Stock based compensation                                  54,320           103,800            330,500
       Allowance for doubtful accounts                               --           (15,000)           115,000
       Depreciation and amortization                          2,531,083         1,835,718            837,897
       Loss on disposal of equipment                            441,356             1,127                 --
       Loss on disposal of Y2K assets                         7,020,308                --                 --
       Non cash expenses                                      1,007,426                --                 --
       Deferred tax benefit                                          --        (1,200,000)          (600,000)
       Decrease (increase) in assets:
            Accounts receivable                               2,709,335           (60,495)        (4,963,962)
            Costs and estimated earnings in excess
               of billings                                    2,149,807          (915,050)        (1,297,986)
            Prepaid expenses and other current assets            78,014           (54,821)           (66,719)
       Increase (decrease) in liabilities:
           Accounts payable                                     619,735           335,728         (1,202,354)
           Accrued payroll and commissions                     (243,399)          (67,485)           332,600
           Other current liabilities                            383,145           179,555            160,076
           Billings in excess of costs and estimated
              earnings on contracts in progress                  71,906           (49,497)          (170,495)
                                                           ------------       -----------       ------------
       Total adjustments                                     16,823,036            93,580         (6,525,443)
                                                           ------------       -----------       ------------
       Net cash (used in) provided by operating              (7,756,442)        1,491,120        (14,322,610)
          activities
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                      (1,517,392)         (675,511)        (1,556,109)
  Proceeds from disposal of equipment                            38,129            37,237                 --
  Additions of computer software                               (604,707)       (2,528,756)          (107,971)
  Additions of trademarks                                       (85,827)               --                 --
  (Increase) decrease in other assets                          (220,003)           43,844            (80,808)
  Net cash received from acquisition of subsidiary                   --                --              1,450
  (Increase) decrease in other receivables                     (148,010)          435,000             55,000
  Loans receivable                                                   --                --           (300,000)
                                                           ------------       -----------       ------------
       Net cash used in investing activities                 (2,537,810)       (2,688,186)        (1,988,438)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceed from issuance of stock                              8,584,165           608,255         16,985,201
  Stock issuance costs                                         (442,926)               --                 --
  Advances to stockholders                                     (425,113)               --                 --
  Repayment from stockholders                                   324,560                --                 --
  Loans from stockholders                                       500,000         2,628,147          1,394,568
  Repayment of stockholders' loans                           (1,511,171)         (532,981)          (900,000)
  Proceeds from loans                                         9,000,000                --                 --
  Repayment of loans                                         (1,050,000)               --                 --
  Repayment of capital lease obligations                       (249,581)          (70,709)           (21,179)
                                                           ------------       -----------       ------------
       Net cash provided by financing activities             14,729,934         2,632,712         17,458,590
                                                           ------------       -----------       ------------
NET INCREASE IN CASH                                          4,435,682         1,435,646          1,147,542
                                                           ------------       -----------       ------------
CASH AND EQUIVALENTS, BEGINNING OF YEAR                       2,962,570         1,526,924            379,382
                                                           ------------       -----------       ------------

CASH AND EQUIVALENTS, END OF YEAR                          $  7,398,252       $ 2,962,570       $  1,526,924
                                                           ============       ===========       ============

                 See notes to consolidated financial statements

                                      F6

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       a.  Description of business

           Through 1999, the Company engaged in the business of providing software reengineering services, specializing in the correction of existing mainframe computer software systems to manage the Year 2000 and thereafter (the "Y2K segment"). By the end of 1999, the Company began delivering information management solutions that empower e-business to securely distribute content and functionality across the Internet. The Company's aggregation and syndication solutions enable the development and management of global content and functionality syndication from one source to any website or Internet accessible device. Its aggregation technology enable users to access content and commerce functionality from any source enhancing the overall user experience, promoting site loyalty, and augmenting e-commerce-generated revenues.

           The Company reported losses from continuing operations approximating $12,031,000, $3,293,000, and $2,023,000 for the years ended December 31, 1999,
1998 and 1997, respectively. In addition, revenues from the e-commerce business segment have been immaterial. The Company will require additional capital in order to fund operations and market its e-commerce products. On February 22, 2000 the Company filed a registration statement for a public offering to raise up to $37,500,000 in equity securities.

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

       c.  Cash and cash equivalents

           For purposes of the cash flow statement, the Company considered all highly liquid debt instruments purchased with a maturity of three months or less to be cash and/or cash equivalents.

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

           Intangible assets are amortized using the straight-line method over the following periods:

           Computer software                          3 years
           Trademarks                                10 years

       e.  Revenue recognition

           Commencing June 30, 1999, the Company began generating revenue from its e-commerce division. This revenue consisted of annual maintenance fees, license fees, professional services fees and training fees. Revenue for software licenses is generally recognized upon receipt of the software with no significant obligations related to the installation of the software. Maintenance fees are recognized ratably over the contract period. Professional and training services are recognized as the services are performed.

       f.  Income taxes

           Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       g.  Estimates

                                      F7

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

       j.  Software development costs

           The Company's policy is to capitalize certain costs attributable to modifying and improving its software products or developing additional features of its products subsequent to the establishment of technological feasibility to the extent that costs are realizable from future revenues. Costs subject to capitalization include labor, overhead, and purchased software. Costs capitalized in 1999, 1998 and 1997 approximated $605,000, $2,529,000 and
$108,000, respectively.

           Effective January 1, 1999 the Company adopted Statement of position No. 98-1, "Accounting for Costs of Computer Software Developed for Internal Use" ("SOP 98-1"). Under SOP 98-1, non-payroll related overhead costs must be charged to operations as incurred. Had the Company implemented SOP 98-1 as of January 1, 1998, earnings from operations of discontinued business before taxes for 1998 would have been reduced by $456,000.

       k.  Comprehensive income

           Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprised of foreign currency translation adjustments. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income, were not significant.

       l.  Advertising costs

           Advertising costs are expensed as incurred. Advertising expense approximated $888,000, $612,000 and $624,000 in 1999, 1998 and 1997,
respectively.

       m.  Reclassifications

           Certain items in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 classifications.

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

           International operations were terminated in connection with the discontinuation of the Y2K segment, and the unamortized balance of the goodwill (approximately $5,600,000) was charged to operations in the fourth quarter of 1999.

                                      F8

3.     PROPERTY AND EQUIPMENT:

                                                                  December 31
                                                           -------------------------
                                                               1999           1998
                                                           ----------     ----------
         Equipment and furniture                           $4,310,954     $3,653,207
         Transportation equipment                                  --        226,354
         Leasehold improvements                               396,538        430,054
                                                           ----------     ----------
                                                            4,707,492      4,309,615
         Less accumulated depreciation                      1,737,369      1,748,362
                                                           ----------     ----------
                                                           $2,970,123     $2,561,253
                                                           ==========     ==========

4.     COMPUTER SOFTWARE:

       Computer software consists of the following:


                                                                  December 31
                                                           -------------------------
                                                               1999           1998
                                                           ----------     ----------
         Capitalized internal costs                        $  560,037     $2,035,906
         Purchased software                                   837,918        851,926
                                                           ----------     ----------
                                                            1,397,955      2,887,832
         Less accumulated amortization                        228,788        633,403
                                                           ----------     ----------
                                                           $1,169,167     $2,254,429
                                                           ==========     ==========

       The unamortized balance of computer software related to the Y2K segment (approximately $1,421,000) was charged to operations in the fourth quarter of 1999.

5.     LOANS PAYABLE, STOCKHOLDERS:

       Loans payable, stockholders represent loans from certain corporate officers/stockholders. The loans are due on demand and bear interest at 10 1/2%. In December 1999 a loan balance approximately $2,045,000 was forgiven by an officer/stockholder.

       One of the loans, which originated in 1992, provided for the conversion of the loan to common stock at a conversion rate approximating the fair market value of the common stock ($.08 per share) at the time the loan was made. In 1997, this loan was converted into 50,000 shares of common stock.

6.     STOCKHOLDERS' EQUITY:

       a. Capital stock

       During 1999, the Company issued approximately 1,442,000 shares of common stock for the conversion of a $3,000,000 convertible debenture.

       During 1999, the Company issued approximately 3,879,000 shares of common stock for the conversion of approximately $3,060,000 of a $5,000,000 convertible debenture. The Company incurred approximately $441,000 of interest expense relating to a beneficial conversion feature of the related debt.

       During 1999, the Company issued approximately 4,034,000 shares of common stock for the net proceeds of approximately $6,935,000 in connection with a private placement. In connection with the private placement the Company issued 448,111 private placement warrants at an exercise price of $1.83.

       During 1999, the Company issued 250,000 warrants to Stonegate Securities, Inc. at an exercise price of $1.06 related to investment banking services.

       During 1999, the Company purchased Metaphoria Framework technology, which is the basis of an open, XML, and Java-based product suite that offers customized delivery of digital information. The Company issued approximately 316,000 shares totaling approximately $750,000 for the purchase of the software and $212,000 as an incentive not to sell the related shares for a specified period of time.

                                      F9

       During 1999, a major shareholder made a capital contribution of $2,045,000 in consideration of an outstanding note payable of the same amount.

       During 1999, 189,000 shares of common stock were issued in connection with the exercise of warrants and options for proceeds of $285,000. Additionally, the Company issued 54,000 shares of common stock under the Employee Stock Purchase Plan (the "Purchase Plan") for proceeds of $205,000. Further, the Company issued 458,000 shares of common stock for services in 1999.

       During 1998, the Company issued approximately 113,500 shares of common stock for net proceeds approximating $717,000 in connection with the exercise of warrants and options. An additional 18,600 shares of common stock were issued under the Purchase Plan for proceeds of $223,000. Further, the Company issued 9,900 common shares for services and to satisfy an outstanding liability.

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

       b. Stock option plan

       During 1994, our Board of Directors approved an omnibus stock option plan (the "1994 Plan") to benefit certain key employees. Under this plan (as amended), the Company may issue stock and/or stock options to a maximum of 10% of the authorized shares of ours, through the year 2004. The options become exercisable at various periods of time from thirty days to two years from the date of grant.

       The Company has granted employee options at various exercise prices that reflected the fair value of stock on the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Therefore, no compensation cost has been recognized. If the Company accounted for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation", and our basic net (loss) earnings and (loss) earnings per share would have been increased (decreased) to the proforma amounts indicated below:

                                                                     Years Ended
                                                                     December 31,
                                                 ----------------------------------------------------
                                                      1999               1998               1997
                                                 -------------      ---------------    --------------
          Net (loss) income:
            As reported                          $(24,579,478)       $    1,397,540      $(7,797,167)
            Proforma                              (25,952,478)           (1,276,460)      (9,155,167)
          Earnings (loss) per share:
            As reported                          $      (1.27)       $          .08      $      (.51)
            Proforma                             $      (1.34)       $         (.07)     $      (.59)

          The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

                                                                      Years Ended
                                                                      December 31,
                                                     1999                1998               1997
                                                 -------------      ---------------    --------------
Dividend yield                                        --                   --                  --
Expected volatility                                  185%               86.49%              86.51%
Risk free interest rate                              5.5%                 5.5%                5.5%
Expected lives                                    3 years              3 years             3 years

                                      F10

          The following table summarizes the status of stock options outstanding under our option plan:

                                                                           Weighted        Weighted
                                                      Number               Average          Average
                                                        of                 Exercise          Fair
                                                      Shares                Price            Value
                                                  --------------        -------------    -------------
Outstanding, January 1, 1997                            570,000         $      1.82
Granted                                                 907,900               11.06      $   6.42
Exercised                                              (440,000)               1.83
Cancelled and expired                                   (60,500)              12.38
                                                  -------------
Outstanding, December 31, 1997                          977,400                9.78
Granted                                               1,091,000                7.72          4.99
Exercised                                              (113,475)               6.32
Cancelled and expired                                  (795,000)              10.96
                                                  -------------
Outstanding, December 31, 1998                        1,159,925                7.37
Issued                                                1,767,625                1.85          1.32
Exercised                                               (83,275)               5.30
Cancelled and expired                                  (699,350)               5.64
Outstanding, December 31, 1999                        2,144,925         $      3.47
                                                  =============

         The weighted average remaining contractual life of options outstanding as of December 31, 1999 is 9.3 years.

       c. Warrants

          In June 1997, the Company issued 207,152 warrants in connection with its acquisition of International. The warrants had an exercise price of $15 per share and were exercisable for a six-month period. During 1997, 113,152 of the warrants were exercised and the remaining 94,000 were cancelled. The fair value of the warrants using the Black-Scholes option-pricing model ($244,000) was included as a component of the purchase price.

          The Company issued 10,000 warrants to an underwriter in each of the years ended December 31, 1997 and 1996. The warrants have exercise prices ranging from $11.25 per share to $14.55 per share. These warrants are outstanding as of December 31, 1999.

          During 1997, the Company issued an aggregate of 30,000 warrants, with exercise prices ranging from $9.75-$11.75 per share, to two directors. The fair value of the warrants is being charged to operations over the vesting period of the options. During 1998, 15,000 warrants were cancelled, and the remaining 15,000 warrants, with an exercise price of $9.75 per share, are outstanding as of December 31, 1999.

          During 1994 and 1995, the Company issued an aggregate of 1,425,000 Class A and 300,000 Class B warrants in connection with the sale of securities. The exercise prices of the Class A and Class B Warrants were $1.50 and $2.00, respectively. During 1997, 425,000 Class A and 300,000 Class B Warrants were exercised. As of December 31, 1999, there were no Class A or Class B Warrants outstanding.

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

          The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. A total of 200,000 shares are available for purchase under the Purchase Plan. Approximately 73,100 shares had been issued under the Purchase Plan as of December 31, 1999.

                                      F11

e.     Net income (loss) per common and common equivalent share

          Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share ("EPS") with basic earnings per share. It also requires dual presentation of basic and diluted EPS on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic and diluted EPS from continuing operations were equivalent for 1998 and 1997. The reconciliation of EPS from continuing operations for the year ended December 31, 1999 is as follows:

                                                 (Loss) Income           Shares          Per Share
                                                 --------------      --------------    -------------
Basic EPS                                        $  (12,031,030)         19,340,838    $       (0.62)
Effect of diluted securities                              7,500            (196,297)              --
                                                 --------------      --------------    -------------

Diluted EPS                                      $  (12,023,530)         19,144,541    $       (0.63)
                                                 ==============      ==============    =============

          Options and warrants to acquire 4,059,775, 1,457,000 and 1,027,000 shares of common stock were not included in the computation of diluted EPS for 1999, 1998 and 1997, respectively, because their exercise prices were greater than the average market price of the common shares.

7.     SUPPLEMENTARY CASH FLOW INFORMATION:

       Cash paid for interest expense for the years ended December 31, 1999, 1998 and 1997 was $619,000, $78,000 and $22,000, respectively.

       During 1999 and 1998, the Company incurred capital lease obligations approximating $431,000 and $120,000, respectively, for the acquisition of various property and equipment. Further, the Company issued stock and/or options to various parties in consideration for services provided.

         During 1999, the Company issued approximately 198,000 shares of common stock (valued at $750,000) in connection with the acquisition of computer software.

       In March of 1999 a former officer of the Company returned approximately 67,000 shares of common stock to satisfy a warrant receivable and a note receivable in the amount of approximately $320,000 and $100,000 respectively.

       In December 1999 a loan balance approximating $2,045,000 was forgiven by an officer/stockholder.

         In December 1999, the Company issued 135,000 shares of common stock in exchange for 113,122 and 75,000 warrants with an exercise price of $2.21 and $2.00 respectively.

8.     CONCENTRATION OF CREDIT RISK:

       The Company maintained bank balances, which at times exceeded the federally insured limit of $100,000.

9.     CAPITAL LEASE:

       The Company is party to capital lease agreements in connection with the financing of property and equipment. The leases, which provide for monthly payments aggregating $20,200, expire from July 2001 through October 2002. Property and equipment with a net book value of $908,000 at December 31, 1999 collateralize the leases.

10.    COMMITMENTS AND CONTINGENCY:

a.       Leases

         The Company leases operations and sales office space under various operating leases. The Company's Chairman is affiliated with the lessor at the Company's principal facility. Rent expense under these leases approximated $1,818,000, $1,319,000 and $916,000 in 1999, 1998 and 1997, respectively.

                                      F12

       Future minimum lease payments under these operating leases are:

             Year Ending
             December 31,              Amount
           ---------------         ---------------
               2000                  1,669,072
               2001                  1,606,324
               2002                  1,606,324
               2003                  1,606,324
             Thereafter              8,999,444

       b. Litigation

         Between May 14, 1999 and July 13, 1999, the Company and current and former officers and directors were named as defendants in four purported class action lawsuits. The suits are filed in the United States District Court for the Western District of North Carolina. The legal costs incurred in defending the Company and officers and directors against this litigation could materially impact operating results. Further, in the event that the plaintiffs prevail, the Company also could be required to pay damages that would materially impact the operating results. The suits seek class action status and an unspecified amount of damages, including compensatory damages, interest, attorney's and expert's fees and reasonable costs and expenses. Specifically, the suits have been consolidated and a lead plaintiffs' group and lead plaintiffs' counsel have been appointed by the court. On September 17, 1999, a consolidated and amended class action complaint was filed. On November 23, 1999, the defendants filed a motion to dismiss the consolidated and amended class action complaint. The motion to dismiss has been fully briefed and oral argument is currently scheduled for March 20, 2000. While defendants deny any wrongdoing and intend to vigorously defend themselves, the outcome of the suits cannot be predicted at this time.

         There is a lawsuit pending against the Company, its Chief Executive Officer, its Senior Vice President and Director in Connecticut Superior Court, and a related bankruptcy proceeding described below and its Senior Vice President and Director. The case has been tried, and the Court issued a Memorandum of Decision, dated May 19, 1999 that the Company was unrelated to an alleged predecessor Company. The Company's Chief Executive Officer has agreed to indemnify and hold the Company harmless in the event of a judgement against it. In exchange, we have agreed to bear all costs of the Civil Action and the bankruptcy case for him and the Company. (See Part I, Item 3 "Legal Proceedings and "Certain Relationships and Related Transactions.")

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

       Accounts Payable and Capital Lease Obligations: The fair value of the capital lease obligations approximate their carrying amount since the currently effective rates reflect market rates.

12.    ACQUISITION COSTS:

       In September 1999 the Company terminated a proposed merger with an unaffiliated company. Costs approximating $597,000 were charges to operations in connection with the terminated merger.

13.    DISCONTINUED OPERATIONS:

         In the fourth quarter of 1999 the Company decided to discontinue its software reengineering services, specializing in the correction of existing mainframe computer software systems to manage the Year 2000 and thereafter. The manner of disposal was discontinuing the operation and taking write-offs for all unamortized intangible assets. Included in the loss on disposal is an estimate of $150,000 to cover expenses that may be incurred during the phase out period.

         At December 31, 1999, assets and liabilities attributable to the Y2K segment included accounts receivable ($2,409,000), accounts payable ($1,650,000) and accrued expenses ($524,000)

                                      F13

         The results of operations of our software reengineering services for the years ended 1999, 1998 and 1997 have been shown as discontinued operations.


                                                                                               Years Ended
                                                                                               December 31
                                                                            --------------------------------------------------
                                                                                1999               1998               1997
                                                                            ------------       ------------       ------------
Revenues                                                                    $ 15,988,136       $ 27,790,621       $ 10,736,237
Expenses:
   Payroll and related costs                                                  14,820,802         18,074,848         12,965,530
   Rent and occupancy                                                            875,462          1,138,923            852,607
   Advertising and promotion                                                     302,038            611,986            832,270
   Depreciation and amortization                                               1,524,398          1,329,012            606,775
   Bad Debt Expense                                                              494,332            402,804            310,833
   Other operating expenses                                                    2,655,841          2,641,592          1,646,951
                                                                            ------------       ------------       ------------
                                                                              20,672,873         24,199,165         17,214,966
                                                                            ------------       ------------       ------------
      (Loss) earnings from operations                                         (4,684,737)         3,591,456         (6,478,729)

Other Income (Expenses)
   Interest Expense                                                             (217,522)          (157,888)           (34,257)
   Interest Income                                                                42,064             37,509             14,454
   Other Expense (Income)                                                     (7,688,253)            18,732            123,981
                                                                            ------------       ------------       ------------
                                                                              (7,863,711)          (101,647)           104,178
                                                                            ------------       ------------       ------------

(Loss) earnings before tax benefit                                           (12,548,448)         3,489,809         (6,374,551)

Income Tax Benefit                                                                    --         (1,200,000)          (600,000)
                                                                            ------------       ------------       ------------

Net (Loss) Earnings                                                         $(12,548,448)      $  4,689,809       $ (5,774,551)
                                                                            ============       ============       ============
Net (Loss) earnings per common share
   Basic                                                                    $      (0.65)      $       0.27       $      (0.38)
                                                                            ============       ============       ============
   Diluted                                                                  $      (0.65)      $       0.27       $      (0.38)
                                                                            ============       ============       ============
Weighted average common shares outstanding
   Basic                                                                      19,340,838         17,446,467         15,387,125
                                                                            ============       ============       ============
   Diluted                                                                    19,144,541         17,584,510         15,387,125
                                                                            ============       ============       ============

14.    INCOME TAXES:

       No income tax benefit from continuing operations was recognized for 1999, 1998, and 1997 as the Company had a 100% valuation allowance.

       No income tax benefit from discontinued operations was recognized in 1999 as the Company had a 100% valuation allowance. The income tax benefit for 1998 and 1997 represents the estimated benefit of net operating losses, net of a valuation allowance.

       The components of the net deferred tax asset (liability) are as follows:

                                                                                          Years Ended December 31,
                                                                            --------------------------------------------------
                                                                                1999               1998               1997
                                                                            ------------       ------------       ------------
Net operating loss carryforward                                             $ 13,470,000       $  6,011,000       $  5,720,000
Earned and unbilled revenue                                                      (25,000)          (885,000)          (519,000)
Investment in subsidiary                                                      (1,002,000)          (211,000)           382,000
Depreciation method of
   property and equipment                                                       (174,000)          (171,000)          (120,000)
Other                                                                             44,000             84,000            127,000
Allowance for realization of assets                                          (10,513,000)        (3,028,000)        (4,990,000)
                                                                            ------------       ------------       ------------
                                                                            $  1,800,000       $  1,800,000       $    600,000
                                                                            ============       ============       ============

       As of December 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $33,674,000 available

                                      F14
through December 31, 2017 to offset future taxable income. However, under
Section 382 of the Internal Revenue Code, a greater than 50% change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited.

15.    RETIREMENT PLAN:

       In August 1997, the Company adopted a salary reduction plan under
Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any qualified employees may elect to contribute up to 10% of earnings. The Company may, at its discretion, match a percentage of an employee's elected deferrals. The Company has not made a contribution to the Plan.

16.    SUBSEQUENT EVENTS:

       On February 22, 2000, the Company filed a Form S-3 registration statement for a public offering of our common stock to raise up to $37,500,000 of capital for a selling shareholder and the Company. Stonegate Securities, Inc., has agreed to use its best efforts in acting as agent for the selling shareholder to place up to 150,000 shares of common stock and as agent for the Company to place shares of common stock with third-party purchasers. The placement agent proposes to offer the shares to the public at the public offering price to be determined once the registration statement is effective and will receive a fee of 6% on each share placed and a number of warrants equal to 10% of the total of our shares placed, to purchase common stock at an exercise price equal to the public offering price per share.

                                      F15