Form 10-Q
period 2000-03-31
INFORMATION ARCHITECTS CORP
filed 2000-05-01
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

                                 [X] Yes [ ] No



As of March 31, 2000, there were 29,136,827 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION                                            PAGE

         ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of March 31, 2000 and December 31, 1999                       3

         Consolidated Statements of Operations (Unaudited) for the
         Three Months ended March 31, 2000 and 1999                       4

         Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months ended March 31, 2000 and 1999               5

         Notes to Unaudited Consolidated Financial Statements             6 - 7


         ITEM 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

         Overview                                                         8

         Results of Operations for the Three Months Ended March 31,
         2000, Compared with the Three Months ended March 31, 1999        9

         Financial Condition and Liquidity                                9-10


PART II. OTHER INFORMATION

         ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS               10

         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                        10

         Signatures                                                      11

         Financial Data Schedule                                         12

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31, 2000      DECEMBER 31, 1999
                                                                (UNAUDITED)            (AUDITED)

   ASSETS
CURRENT ASSETS
Cash                                                            $  8,879,181         $  7,398,252
Accounts receivable, net                                             712,739            2,521,781
Earned and unbilled revenue                                           34,250               63,229
Prepaid expenses                                                     167,631              226,607
Loan receivable, officers                                            137,079               14,624
Other receivables                                                     94,783              148,010
                                                                ------------         ------------
   TOTAL CURRENT ASSETS                                           10,025,663           10,372,503


PROPERTY AND EQUIPMENT, NET                                        2,767,408            2,970,123
SOFTWARE COSTS, NET                                                1,122,560            1,169,167
TRADEMARKS, NET                                                       79,876               82,021
DEFERRED TAX ASSET                                                 1,800,000            1,800,000
OTHER ASSETS                                                         263,747              317,189
                                                                ------------         ------------

                                                                $ 16,059,254         $ 16,711,003
                                                                ============         ============

   LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                $    587,543         $  1,961,385
Accrued payroll and commissions                                      143,561               39,116
Other current liabilities                                            460,735              927,131
Unearned revenue                                                     159,813               71,906
Current portion of capital lease obligation                          209,602              202,431
Note payable                                                         100,000              175,000
                                                                ------------         ------------

   TOTAL CURRENT LIABILITIES                                       1,661,254            3,376,969


CONVERTIBLE DEBENTURE PAYABLE                                      1,939,760            1,939,760


CAPITAL LEASE OBLIGATION                                             100,292              151,774

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares
     authorized; 29,136,827 and 27,495,515 shares issued
     and outstanding respectively                                     29,137               27,496
Additional paid-in capital                                        52,820,001           48,547,900
Deficit                                                          (40,432,891)         (37,276,045)
Accumulated other comprehensive loss                                 (58,299)             (56,851)
                                                                ------------         ------------
                                                                  12,357,948           11,242,500
                                                                ------------         ------------

                                                                $ 16,059,254         $ 16,711,003
                                                                ============         ============

INFORMATION ARCHITECTS CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         THREE MONTHS         THREE MONTHS
                                                             ENDED                ENDED
                                                        MARCH 31, 2000       MARCH 31, 1999
REVENUE:
  Product license                                       $      3,338         $         --
  Services                                                   516,768                   --
                                                        ------------         ------------
     Total revenue                                           520,106                   --

COST OF REVENUE                                              169,732                   --
                                                        ------------         ------------


GROSS PROFIT                                                 350,374                   --
OPERATING EXPENSES
  Sales and marketing                                        915,570                   --
  Research and development                                   555,714                   --
  General and administrative                               1,771,004            1,485,914
  Depreciation and amortization                              334,168              238,810
                                                        ------------         ------------
                                                           3,576,456            1,724,724
                                                        ------------         ------------

LOSS FROM OPERATIONS                                      (3,226,082)          (1,724,724)
OTHER INCOME (EXPENSE)
  Interest income                                             97,559               10,228
  Interest expense                                           (66,036)             (72,366)
  Acquisition costs                                               --             (165,883)
  Other                                                       37,713                   --
                                                        ------------         ------------
                                                              69,236             (228,022)
                                                        ------------         ------------

LOSS FROM CONTINUING OPERATIONS                           (3,156,846)          (1,952,745)

Discontinued Operations:
   Loss from operations of discontinued business                  --           (1,199,877)
                                                        ------------         ------------

NET LOSS                                                $ (3,156,846)        $ (3,152,622)
                                                        ============         ============

Basic:
  Loss per share from continuing operations             $      (0.11)        $      (0.11)
  Loss per share from discontinued operations           $         --         $      (0.07)
                                                        ------------         ------------
  Net loss per share                                    $      (0.11)        $      (0.18)
                                                        ============         ============

Diluted:
  Loss per share from continuing operations             $      (0.11)        $      (0.11)
  Loss per share from discontinued operations           $         --         $      (0.07)
                                                        ------------         ------------
  Net loss per share                                    $      (0.11)        $      (0.18)
                                                        ============         ============

Weighted average common shares outstanding:
   Basic                                                  28,316,885           17,449,668
                                                        ============         ============
   Diluted                                                28,316,885           17,449,668
                                                        ============         ============

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH
(UNAUDITED)

                                                                  THREE MONTHS        THREE MONTHS
                                                                     ENDED               ENDED
                                                                 MARCH 31, 2000      MARCH 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                       $(3,156,846)        $(3,152,622)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Allowance for doubtful accounts                              (75,000)                 --
        Depreciation and amortization                                334,168             597,024
        Decrease (increase) in assets:
            Accounts receivable                                    1,884,042           1,537,270
            Earned and unbilled revenue                               28,979          (2,077,287)
            Prepaid expenses and other current assets                 58,976             102,506
       (Decrease) increase in liabilities:
           Accounts payable                                       (1,373,842)           (255,454)
           Accrued payroll and commissions                           104,445             637,770
           Other current liabilities                                (433,379)          1,242,268
           Unearned revenue                                           13,907             336,445
                                                                 -----------         -----------
      Total adjustments                                              542,296           2,120,542
                                                                 -----------         -----------
      Net cash used in operating activities                       (2,614,550)         (1,032,080)
                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                             (41,718)           (735,754)
   Additions of computer software                                         --            (143,894)
   Decrease (increase) in other assets                                53,442             (62,759)
   Decrease (increase) in other receivables                           53,227            (248,788)
                                                                 -----------         -----------
      Net cash provided by (used in) investing activities             64,951          (1,191,195)
                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock                                 4,272,294             153,494
   Advances to officers                                             (122,455)                 --
   Loans from stockholders                                                --              70,946
   Repayment of stockholders' loans                                       --          (1,299,900)
   Proceeds from loans                                                    --           3,000,000
   Repayment of loans                                                (75,000)                 --
   Repayment of capital lease obligations                            (44,311)            (11,802)
                                                                 -----------         -----------
       Net cash provided by financing activities                   4,030,528           1,912,738
                                                                 -----------         -----------


NET INCREASE (DECREASE) IN CASH                                    1,480,929            (310,537)


CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          7,398,252           2,962,570
                                                                 -----------         -----------

CASH AND EQUIVALENTS, END OF PERIOD                              $ 8,879,181         $ 2,652,033
                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURES
INTEREST PAID                                                    $    19,361         $    76,822
                                                                 ===========         ===========
UNREALIZED CURRENCY (LOSSES) GAINS                               $    (1,448)        $    54,391
                                                                 ===========         ===========


During the first quarter of 2000, we acquired software valued at $74,000 as partial consideration for an outstanding accounts receivable balance.

During the first quarter of 1999, we acquired computer software for $750,000 of our common stock.

During the first quarter of 1999, a former officer paid an amount owed to us with 66,667 share of common stock (valued at $400,000) and real estate, held for sale (valued at $400,000).

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 The interim unaudited financial statements as of March 31, 2000 and 1999 and for the three month periods then ended, reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature. Certain items in the 1999 financial statements have been reclassified to conform to the 2000 classification.

2 No tax benefit was recorded for the three-month periods ended March 31, 2000 and 1999, due to uncertainty of realization.

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

4 We have adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income". This statement requires reporting of change in owners' equity that does not result directly from transactions with owners. An analysis of these changes follows:

                                                                THREE MONTHS ENDED
                                                            3/31/00           3/31/99
                                                            -------           -------
      Net Loss                                           $(3,156,846)     $(3,152,622)
      Foreign Currency Translation Adjustments - Net          (1,448)          54,391
                                                        -------------------------------
      Total                                              $(3,158,294)     $(3,098,231)
                                                        ===============================

5 In the fourth quarter of 1999 we decided to discontinue our software reengineering services, specializing in the correction of existing mainframe computer software systems to manage the Year 2000 and thereafter. The manner of disposal was discontinuing the operation and taking write-offs for all unamortized intangible assets. Included in the loss on disposal is an estimate of $150,000 to cover expenses that may by incurred during the phase out period. At March 31, 2000, assets and liabilities attributable to the Y2K segment included accounts receivable ($349,000) accounts payable ($464,000) and accrued expenses ($225,000). The results of operations of our software reengineering services for the periods ended March 31, 2000 and 1999 have been shown as discontinued operations.

INFORMATION ARCHITECTS CORPORATION
DISCONTINUED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS        THREE MONTHS
                                                     ENDED               ENDED
                                                MARCH 31, 2000      MARCH 31, 1999

Revenues                                          $       --        $  5,709,715
                                                  ----------        ------------
Expenses:
   Payroll and related costs                              --           5,602,455
   Rent and occupancy                                     --             154,472
   Advertising and promotion                              --             143,716
   Depreciation and amortization                          --             358,214
   Other operating expenses                               --             622,682
                                                  ----------        ------------
                                                          --           6,881,539
                                                  ----------        ------------
      Loss from operations                                --          (1,171,824)

Other Income (Expenses)
   Interest Expense                                       --             (18,092)
   Interest Income                                        --               9,441
   Other                                                  --             (19,402)
                                                  ----------        ------------
                                                          --             (28,053)
                                                  ----------        ------------
Net Loss                                          $       --        $ (1,199,877)
                                                  ==========        ============

Net Loss per common share
   Basic                                          $       --        $      (0.07)
                                                  ==========        ============
   Diluted                                        $       --        $      (0.07)
                                                  ==========        ============


Weighted average common shares outstanding
   Basic                                          28,316,885          17,449,668
                                                  ==========        ============
   Diluted                                        28,316,885          17,449,668
                                                  ==========        ============

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements made in this Form 10-Q that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may", "will", anticipates", "expects", "projects", "estimates", "believes", "seeks", "could", "should", or "continue", the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to our ability to manage growth and acquisitions of technology or people, diversification of our business, the effect of economic and business conditions, including risks inherent in international operations, the ability to attract and retain technical personnel and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-Q.

OVERVIEW

         Our patented Metaphoria(R) framework provides infrastructure for conveying both content and functionality by way of the Internet. We provide dynamic content aggregation and syndication allowing bi-directional transactions without requiring proprietary static repositories. We believe our Internet-based solutions provide a bridge to protect business' existing investment in legacy and PC-based information and still capitalize on the Internet revolution. Our software architecture is designed to provide customers with a low maintenance framework for the Internet. These Internet-based solutions should enable our customers in making timely decisions, transacting business, disseminating information and collaborating among co-workers, customers, suppliers and partners by transforming electronic information, regardless of platform or application, into real-time transactions.

         The Metaphoria Framework is a patented, JAVA-based and open Internet technology that seeks to address the market need for the convergence of multiple data management strategies, including content management, knowledge management, document management and data warehousing. Without moving the original data, Metaphoria provides personalized access to the information that is independent from the software application. The "digital content" from multiple sources may be delivered in a real-time Internet browser presentation, providing interaction and update capability, as well.

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

         We have been pleased with the response for our Metaphoria suite of products. However, the launching of our Internet offering is still in its early stages. We anticipate continuing favorable responses, but our potential must be evaluated from the perspective of a start-up Internet opportunity in its early stages of development. Some of these risks include, but are not limited to, the impact of start-up and acquisition costs, the volatility of the emerging Internet marketplace, the ability to gain an edge on our competition, proper visibility and government regulation in the Internet sector. Other risks that we face include, but are not limited to, the ability to effectively penetrate the e-commerce marketplace, hire and retain quality personnel, successfully implement our marketing strategies, and develop ongoing technologies ahead of our competitors. There are no assurances that we will succeed in addressing any or all of these risks.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

         In 1999, we discontinued our previous Y2K business, as discussed in our 1999 annual report on Form 10-K, and began our current Internet aggregation and syndication business. Because of this, there was no Y2K business in the first quarter of 2000 and no Internet business in the first quarter of 1999. The only expenses shown for the first quarter 1999 are the overhead expenses necessary to maintain a corporate structure. Therefore, it is not a direct comparison between 2000 and 1999 income statements.

         Revenue for the three months ended March 31, 2000 is 100% from our new Internet product and service offerings. There were no equivalent sales of our Internet offering for the three months ended March 31, 1999.

         Total operating expenses for the three months ended March 31, 2000 were $1,852,000 more than the same period for 1999. This increase is primarily the result of sales and marketing expenses of $916,000 and research and development expenses of $556,000 incurred in the first quarter 2000 versus zero spending for Internet sales and marketing and research and development in the first quarter of 1999. Depreciation and amortization for our office furniture, equipment and Metaphoria software contributed another $95,000 to the variance.

         Interest income for the three months ended March 31, 2000 was $87,000 more than the same three month period for 1999 due to the increased cash balances during the first quarter 2000. Acquisition costs decreased $166,000 for the three months ended March 31, 2000 compared to the same period for 1999. No acquisition expense was incurred during the first quarter 2000.

         There was no loss from discontinued operations for the three months ended March 31, 2000 as compared to a loss of $1,200,000 from discontinued operations for the three months ended March 31, 1999.

FINANCIAL CONDITION AND LIQUIDITY

         At March 31, 2000, we had working capital of $8,364,000 as compared to working capital of $6,483,000 at March 31, 1999, an increase of $1,881,000 or 29%. We had cash and cash equivalents of $8,879,000 at March 31, 2000 compared to cash and cash equivalents of $2,652,000 at March 31, 1999, an increase of $6,227,000 or 235%. As a result of the expenses associated with our new Internet offering, we are, and expect to continue, operating at a loss for at least the second and third quarters of 2000.

         The sources of cash for the first quarter 2000 were primarily from collecting receivables, operating sales and the exercise of outstanding stock options and warrants. In order to continue to grow and compete in the rapidly developing Internet marketplace, we expect significant increase in our operating expenses, especially in our sales and marketing expenses, as well as our research and development expenses. We are planning to obtain additional financing prior to the end of the third quarter 2000 to fund our growth in operations and an increased marketing campaign as outlined above. Although we rescinded our S-3 registration for financing due to the market conditions on April 19, 2000, we are currently in discussions with various investment bankers. We believe that the combination of present cash balances, future operating cash flows and cash provided by the exercise of options and warrants as well as the additional financing to be obtained will be adequate to fund our growth and provide adequate liquidity for the near-term foreseeable future. However, there is no assurance that we will be able to raise additional financing on acceptable terms or at all.

         We are currently finalizing the removal of the debt from the July 1999 financing from our balance sheet and do not anticipate any cash impact from this transaction. On July 30, 1999, we issued $5 million in original principal amount of its 6% convertible debentures (the "Convertible Debentures") to King LLC ("King"). In order to satisfy the NASDAQ Stock Market Rule requiring stockholder approval for the issuance of the Convertible Debentures at the time the Convertible Debentures were issued, the terms of the Convertible Debentures placed a cap on the number of shares that can be issued upon conversion, such that the holders of the Convertible Debentures cannot, without prior stockholder approval, convert the security into more than 19.999% of our Common

Stock outstanding as of July 30, 1999. As of December 1, 1999, we had issued 19.999% of our Common Stock outstanding as of July 30, 1999, or 3,878,567 shares to King upon conversion of the Convertible Debentures. In order to issue additional shares to King to retire the outstanding principal and interest of the Convertible Debentures, we are asking our shareholders to approve the issuance of additional shares of our common stock to King. Pursuant to a letter agreement, we and King have agreed that, upon our receiving approval from our stockholders to issue additional shares of Common Stock to King, we shall issue 1,000,000 shares of our Common Stock in full satisfaction of all outstanding principal and interest due to King from us under the Convertible Debenture and that, upon issuing such shares, the Convertible Debenture shall automatically terminate. We are also subject to a Registration Rights Agreement, which will require us to file a registration statement covering such 1,000,000 shares and to seek effectiveness of the registration statement if the matter is approved by stockholders.

PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a November 8, 1999 agreement between us and Ron Bloom, under which Mr. Bloom provided consulting services to us, we issued warrants for 300,000 shares of common stock vesting 150,000 at that time and 150,000 on June 1, 2000, subject to our thirty day right to terminate the second 150,000 warrants. The warrants were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933. On March 31, 2000, we exercised our right to terminate the second tranche of 150,000 warrants having an expiration date of November 8, 2004 and an exercise price of $4.00 per share.

         Pursuant to a November 18, 1999 agreement between Stonegate Securities, Inc. ("Stonegate") and us, Stonegate acted as our placement agent for a private offering and received compensation in the form of commissions of $820,233.00, and we issued to them 448,111 warrants to purchase shares of our common stock at a price of $1.83 per share ("Placement Warrants"). The warrants were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933. On December 16, 1999 Stonegate assigned the Placement Warrants as follows: Scott Griffith 190,447 Placement Warrants, Jesse Shelmire 190,447 Placement Warrants and LBL Investments 67,217 Placement Warrants. On March 15, 2000 Jesse Shelmire exercised 40,447 Placement Warrants.

         Pursuant to a November 8, 1999 agreement between us and Erinch Ozada, under which Mr. Ozada provides consulting services to us, we issued warrants for 500,000 shares of common stock which are now vested. The warrants have an expiration date of November 8, 2004 and an exercise price of $2.00 per share. The warrants were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933. Mr. Ozada has piggyback registration rights for the underlying common stock. On March 27, 2000, Mr. Ozada exercised the remaining 250,000 warrants.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.

                  27.       Financial Data Schedule

         Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


INFORMATION ARCHITECTS CORPORATION
----------------------------------
          (Registrant)


Date:    May 1, 2000                                  /s/Robert F. Gruder
         -----------                                     Robert F. Gruder,
                                                         Chief Executive Officer

Date:    May 1, 2000                                 /s/J. Wayne Thomas
         -----------                                    J. Wayne Thomas,
                                                        Chief Financial Officer