Form 10-Q
period 2000-06-30
INFORMATION ARCHITECTS CORP
filed 2000-08-14
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                         Commission File Number: 0-22325
                                                 -------

                       INFORMATION ARCHITECTS CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                   North Carolina                    87-0399301
                   --------------                    ----------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)


           4064 Colony Road, Charlotte, NC               28211
           -------------------------------               -----
        (Address of principal executive offices)       (Zip Code)


                                  704-365-2324
                                  ------------
               (Registrants telephone number, including are code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No



As of June 30, 2000 there were 30,246,923 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of June 30, 2000 and December 31, 1999                      3

         Consolidated Statements of Operations (Unaudited) for the
         Three and Six Months ended June 30, 2000 and 1999              4

         Consolidated Statements of Cash Flows (Unaudited)
         for the Six Months ended June 30, 2000 and 1999                5

         Notes to Unaudited Consolidated Financial Statements           6 - 7


         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Overview                                                       8

         Results of Operations for the Three and Six Months ended June 30, 2000, Compared with the Three and Six Months ended June
         30, 1999                                                       9

         Financial Condition and Liquidity                              9 - 10


PART II. OTHER INFORMATION

         ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS             10 - 11

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                        11

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                      11

         Signatures                                                     12

         Financial Data Schedule                                        13

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 2000      DECEMBER 31, 1999
                                                              (UNAUDITED)           (AUDITED)

  ASSETS
CURRENT ASSETS
Cash                                                          $ 15,561,546       $  7,398,252
Accounts receivable, net                                         1,086,142          2,521,781
Earned and unbilled revenue                                        139,177             63,229
Prepaid expenses                                                   353,508            226,607
Loan receivable, officers                                          139,408             14,624
Other receivables                                                   25,096            148,010
                                                              ------------       ------------
  TOTAL CURRENT ASSETS                                          17,304,877         10,372,503

PROPERTY AND EQUIPMENT, NET                                      2,489,810          2,970,123
SOFTWARE COSTS, NET                                              1,007,546          1,169,167
TRADEMARKS, NET                                                     77,730             82,021
DEFERRED TAX ASSET                                               1,800,000          1,800,000
OTHER ASSETS                                                        16,094            317,189

                                                              ------------       ------------
                                                              $ 22,696,057       $ 16,711,003
                                                              ============       ============
  LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $    628,383       $  1,961,385
Accrued payroll and commissions                                         --             39,116
Other current liabilities                                          556,979            927,131
Unearned revenue                                                   182,917             71,906
Current portion of capital lease obligation                        135,495            202,431
Note payable                                                        25,000            175,000
                                                              ------------       ------------
  TOTAL CURRENT LIABILITIES                                      1,528,774          3,376,969

CONVERTIBLE DEBENTURE PAYABLE                                           --          1,939,760

CAPITAL LEASE OBLIGATION                                            25,712            151,774

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 1,000,000 shares
     authorized; 165,714 and 0 shares issued
     and outstanding respectively                                      166                 --
Common stock, $.001 par value, 50,000,000 shares
     authorized; 30,246,923 and 27,495,515 shares issued
     and outstanding respectively                                   30,247             27,496
Additional paid-in capital                                      65,610,314         48,547,900
Deficit                                                        (44,432,080)       (37,276,045)
Accumulated other comprehensive loss                               (67,076)           (56,851)
                                                              ------------       ------------
                                                                21,141,571         11,242,500
                                                              ------------       ------------
                                                              $ 22,696,057       $ 16,711,003
                                                              ============       ============

INFORMATION ARCHITECTS CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)

                                                     THREE MONTHS       THREE MONTHS        SIX MONTHS          SIX MONTHS
                                                         ENDED              ENDED              ENDED               ENDED
                                                     JUNE 30, 2000      JUNE 30, 1999      JUNE 30, 2000       JUNE 30, 1999

REVENUE:
  Product license                                     $    155,395       $         --       $    158,733       $         --
  Services                                               1,175,569                 --          1,692,337                 --
                                                      ------------       ------------       ------------       ------------
     Total revenue                                       1,330,964                 --          1,851,070                 --
COST OF REVENUE                                          1,048,673                 --          1,218,405                 --
                                                      ------------       ------------       ------------       ------------
GROSS PROFIT                                               282,291                 --            632,665                 --
OPERATING EXPENSES
  Sales and marketing                                    2,123,997          1,129,744          3,039,567          1,129,744
  Research and development                                 619,785            837,354          1,175,499            837,354
  General and administrative                             1,309,449          1,053,503          3,080,453          2,539,417
  Depreciation and amortization                            334,741            277,880            668,909            516,690
                                                      ------------       ------------       ------------       ------------
                                                         4,387,972          3,298,481          7,964,428          5,023,205
                                                      ------------       ------------       ------------       ------------
LOSS FROM OPERATIONS                                    (4,105,681)        (3,298,481)        (7,331,763)        (5,023,205)
OTHER INCOME (EXPENSE)
  Interest income                                          138,276              3,875            235,835             14,103
  Interest expense                                         (38,784)          (306,242)          (104,820)          (378,608)
  Acquisition costs                                             --           (132,104)                --           (297,987)
  Other                                                      7,000                 --             44,713                 --
                                                      ------------       ------------       ------------       ------------
                                                           106,492           (434,471)           175,728           (662,492)
                                                      ------------       ------------       ------------       ------------
LOSS FROM CONTINUING OPERATIONS                         (3,999,189)        (3,732,952)        (7,156,035)        (5,685,697)

Discontinued Operations:
   Loss from operations of discontinued business                --           (117,483)                --         (1,317,360)
                                                      ------------       ------------       ------------       ------------
NET LOSS                                              $ (3,999,189)      $ (3,850,435)      $ (7,156,035)      $ (7,003,057)
                                                      ============       ============       ============       ============

Basic:
  Loss per share from continuing operations           $      (0.14)      $      (0.21)      $      (0.25)      $      (0.33)
  Loss per share from discontinued operations         $         --       $      (0.01)      $         --       $      (0.07)
                                                      ------------       ------------       ------------       ------------
  Net loss per share                                  $      (0.14)      $      (0.22)      $      (0.25)      $      (0.40)
                                                      ============       ============       ============       ============

Diluted:
  Loss per share from continuing operations           $      (0.14)      $      (0.21)      $      (0.25)      $      (0.33)
  Loss per share from discontinued operations         $         --       $      (0.01)      $         --       $      (0.07)
                                                      ------------       ------------       ------------       ------------
  Net loss per share                                  $      (0.14)      $      (0.22)      $      (0.25)      $      (0.40)
                                                      ============       ============       ============       ============

Weighted average common shares outstanding:
   Basic                                                29,300,636         17,779,561         28,808,761         17,657,554
                                                      ============       ============       ============       ============
   Diluted                                              29,300,636         17,779,561         28,808,761         17,657,554
                                                      ============       ============       ============       ============

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               SIX MONTHS          SIX MONTHS
                                                                 ENDED               ENDED
                                                              JUNE 30, 2000       JUNE 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                   $ (7,156,035)      $(7,003,057)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Stock based compensation                                         --            55,990
        Allowance for doubtful accounts                             (50,000)          200,000
        Depreciation and amortization                               668,909         1,294,724
        Gain on sale of fixed assets                                 (8,388)               --
        Decrease (increase) in assets:
            Accounts receivable                                   1,485,639         1,697,439
            Earned and unbilled revenue                             (75,948)       (1,647,553)
            Prepaid expenses and other current assets              (126,901)         (213,431)
       (Decrease) increase in liabilities:
           Accounts payable                                      (1,333,002)        1,216,386
           Accrued payroll and commissions                          (39,116)          354,395
           Other current liabilities                               (259,010)          687,944
           Unearned revenue                                          37,011           143,812
                                                               ------------       -----------
           Total adjustments                                        299,194         3,789,706
                                                               ------------       -----------
      Net cash used in operating activities                      (6,856,841)       (3,213,351)
                                                               ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                            (56,505)         (802,660)
   Additions of computer software                                    (8,212)       (1,170,751)
   Decrease (increase) in other assets                               63,041          (496,358)
   Decrease in other receivables                                    122,914           320,750
                                                               ------------       -----------
      Net cash provided by (used in) investing activities           121,238        (2,149,019)
                                                               ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock                               16,020,674           133,344
   Stock issuance costs                                            (745,399)               --
   Advances to officers                                            (124,784)               --
   Loans from stockholders                                               --           789,853
   Repayment of stockholders' loans                                      --        (1,339,448)
   Proceeds from loans                                                   --         4,000,000
   Repayment of loans                                              (150,000)               --
   Repayment of capital lease obligations                          (101,594)          (80,692)
                                                               ------------       -----------
       Net cash provided by financing activities                 14,898,897         3,503,057
                                                               ------------       -----------
NET INCREASE (DECREASE) IN CASH                                   8,163,294        (1,859,313)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         7,398,252         2,962,570
                                                               ------------       -----------
CASH AND EQUIVALENTS, END OF PERIOD                            $ 15,561,546       $ 1,103,257
                                                               ============       ===========
SUPPLEMENTAL DISCLOSURES
INTEREST PAID                                                  $     30,318       $   264,470
                                                               ============       ===========
UNREALIZED CURRENCY (LOSSES) GAINS                             $    (10,225)      $   123,460
                                                               ============       ===========

During the second quarter of 2000, we issued 1,000,000 shares of common stock in payment of $1,939,760 of principle and $48,494 of accrued interest on a note payable.

During the second quarter of 2000, we sold furniture, which was held under a capital lease, for $91,404. This amount was credited directly against the lease obligation.

During the first quarter of 2000, we acquired software valued at $74,000 as partial consideration for an outstanding accounts receivable balance.

During the second quarter of 1999, we issued 1,442,000 shares of common stock in payment of $3,000,000 in principle and $51,000 in accrued interest on a debenture note.

During the first quarter of 1999, we acquired computer software for $750,000 of our common stock.

During the first quarter of 1999, a former officer paid an amount owed to us with 66,667 shares of common stock (valued at $400,000) and real estate, held for sale (valued at $400,000).

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 The interim unaudited financial statements as of June 30, 2000 and 1999 and for the three and six month periods then ended, reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature. Certain items in the 1999 financial statements have been reclassified to conform to the 2000 classification.

2 No tax benefit was recorded for the three and six-month periods ended June 30, 2000 and 1999, due to uncertainty of realization.

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

4 We have adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income". This statement requires reporting of change in owners' equity that does not result directly from transactions with owners. An analysis of these changes follows:

                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                          6/30/00            6/30/99            6/30/00            6/30/99
                                          -------            -------            -------            -------

     Net Loss                           $(3,999,189)      $(3,850,435)       $(7,156,035)       $(7,003,057)
     Foreign Currency Translation
     Adjustment - Net                        (8,777)           69,069            (10,225)           123,460
                                       ------------       -----------        -----------        -----------
     Total                              $(4,007,966)      $(3,781,366)       $(7,166,260)       $(6,879,597)
                                       ------------       -----------        -----------        -----------

5 In the fourth quarter of 1999 we decided to discontinue our software reengineering services, specializing in the correction of existing mainframe computer software systems to manage the Year 2000 and thereafter. The manner of disposal was discontinuing the operation and taking write-offs for all unamortized intangible assets. Included in the loss on disposal is an estimate of $150,000 to cover expenses that may by incurred during the phase out period. At June 30, 2000, assets and liabilities attributable to the Year 2000 segment included accounts receivable ($78,000) accounts payable ($350,000) and accrued expenses ($13,000). The results of operations of our software reengineering services for the three and six month periods ended June 30, 2000 and 1999 have been shown as discontinued operations.

INFORMATION ARCHITECTS CORPORATION
DISCONTINUED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  THREE MONTHS            THREE MONTHS        SIX MONTHS               SIX MONTHS
                                                     ENDED                   ENDED              ENDED                     ENDED

Revenues                                        $                --      $  4,996,612       $                --      $ 10,706,327
                                                -------------------      ------------       -------------------      ------------
Expenses:
   Payroll and related costs                                     --         3,883,928                        --         9,486,383
   Rent and occupancy                                            --           250,976                        --           405,448
   Advertising and promotion                                     --            82,393                        --           226,109
   Depreciation and amortization                                 --           344,820                        --           703,034
   Bad Debt Expense                                              --           200,000                        --           200,000
   Other operating expenses                                      --           234,855                        --           857,537
                                                -------------------      ------------       -------------------      ------------
                                                                 --         4,996,972                        --        11,878,511
                                                -------------------      ------------       -------------------      ------------
      Loss from operations                                       --              (360)                       --        (1,172,184)

Other Income (Expenses)
   Interest Expense                                              --           (76,560)                       --           (94,652)
   Interest Income                                               --             3,577                        --            13,018
   Other                                                         --           (44,140)                       --           (63,542)
                                                -------------------      ------------       -------------------      ------------
                                                                 --          (117,123)                       --          (145,176)
                                                -------------------      ------------       -------------------      ------------

Net Loss                                        $                --      $   (117,483)      $                --      $ (1,317,360)
                                                ===================      ============       ===================      ============

Net Loss  per common share
   Basic                                        $                --      $      (0.01)      $                --      $      (0.07)
                                                ===================      ============       ===================      ============
   Diluted                                      $                --      $      (0.01)      $                --      $      (0.07)
                                                ===================      ============       ===================      ============


Weighted average common shares outstanding
   Basic                                                 29,300,636        17,779,561                28,808,761        17,657,554
                                                ===================      ============       ===================      ============
   Diluted                                               29,300,636        17,779,561                28,808,761        17,657,554
                                                ===================      ============       ===================      ============

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


OVERVIEW

         Our patented SmartCode(R) (formerly known as Metaphoria) framework provides infrastructure for conveying both content and functionality by way of the Internet. We provide dynamic content aggregation and syndication allowing bi-directional transactions without requiring proprietary static repositories. We believe our Internet-based solutions provide a bridge to protect business' existing investment in legacy and PC-based information and still capitalize on the Internet revolution. Our software architecture is designed to provide customers with a low maintenance framework for the Internet. These Internet-based solutions should enable our customers in making timely decisions, transacting business, disseminating information and collaborating among co-workers, customers, suppliers and partners by transforming electronic information, regardless of platform or application, into real-time transactions.

         The SmartCode Framework is a patented, JAVA-based and open Internet technology that seeks to address the market need for the convergence of multiple data management strategies, including content management, knowledge management, document management and data warehousing. Without moving the original data, SmartCode provides personalized access to the information that is independent from the software application. The "digital content" from multiple sources may be delivered in a real-time Internet browser presentation, providing interaction and update capability, as well.

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

         We have been pleased with the response for our SmartCode suite of products. However, the launching of our Internet offering is still in its early stages. We anticipate continuing favorable responses, but our potential must be evaluated from the perspective of a start-up Internet opportunity in its early stages of development. Some of these risks include, but are not limited to, the impact of start-up and acquisition costs, the volatility of the emerging Internet marketplace, the ability to gain an edge on our competition, proper visibility and government regulation in the Internet sector. Other risks that we face include, but are not limited to, the ability to effectively penetrate the e-commerce marketplace, hire and retain quality personnel, successfully implement our marketing strategies, and develop ongoing technologies ahead of our competitors. There are no assurances that we will succeed in addressing any or all of these risks.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH COMPARABLE PERIODS ENDED JUNE 30, 1999

         In 1999, we discontinued our previous Y2K remediation business, as discussed in our 1999 Annual Report on Form 10-K, and began our current Internet aggregation and syndication business. Because of this, there was no Y2K remediation business in the first and second quarters of 2000 and no revenue related to the Internet business in the first and second quarters of 1999. The expenses of the second quarter 1999 represent both Internet business expenses and overhead expenses necessary to maintain a corporate structure. The only expenses shown for the first quarter 1999 are the overhead expenses necessary to maintain a corporate structure. Therefore, it is not a direct comparison between 2000 and 1999 income statements.

         Revenue for the three and six month periods ended June 30, 2000 is 100% from our new Internet product and service offerings. There were no equivalent sales of our Internet offering for the three and six-month periods ended June 30, 1999.

         Total operating expenses for the three months ended June 30, 2000 were $1,090,000 more than the same period for 1999. This increase is due primarily to an increase in Sales and Marketing expenses of $994,000. The Sales and Marketing expense increase is comprised mainly of an increase in advertising expenses of $990,000. An increase in payroll of $186,000 and an increase in professional fees of $82,000 account for the majority of the increase in General and Administrative expense. Depreciation and amortization for our office furniture and equipment and SmartCode software contributed another $57,000 to the variance.

         Total operating expenses for the six months ended June 30, 2000 were $2,941,000 more than the same period for 1999. This increase is primarily due to an increase in Sales and Marketing expenses of $1,910,000 and Research and Development expenses of $338,000. Depreciation and amortization contributed another $152,000 to the variance.

         Interest income for the three month period ended June 30, 2000 was $134,000 more than the same period for 1999 due to the increased cash balance during the second quarter of 2000. Acquisition costs decreased $132,000 for the three months ended June 30, 2000 compared to the same period for 1999. No acquisition expense was incurred during the second quarter 2000. Interest expense for the three months ended June 30, 2000 was $267,000 less than the same period for 1999, due to the migration from debt based financing to equity based financing.

         Interest income for the six month period ended June 30, 2000 was $222,000 more than the same period for 1999 due to the increased cash balance during the first and second quarters of 2000. Acquisition costs decreased $298,000 for the six months ended June 30, 2000 compared to the same period for 1999. No acquisition expense was incurred during the first and second quarters of 2000. Interest expense for the six months ended June 30, 2000 was $274,000 less than the same period for 1999, due to the migration from debt based financing to equity based financing.

         There was no loss from discontinued operations for the three and six month periods ended June 30, 2000 as compared to losses of $117,000 and $1,317,000 from discontinued operations for the three and six month periods ended June 30, 1999, respectively.


FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 2000, we had working capital of $15,776,000 as compared to working capital of $2,548,000 at June 30, 1999, an increase of $13,228,000 or 519%. We had cash and cash equivalents of $15,562,000 at June 30, 2000 compared to cash and cash equivalents of $1,103,000 at June 30, 1999, an increase of $14,459,000 or 1,311%. As a result of the expenses associated with our new Internet offering, we are, and expect to continue, operating at a loss for the remainder of 2000.

         During the second quarter 2000, we finalized the removal of debt from the July 1999 financing from our balance sheet. This transaction did not have any cash impact.

         The sources of cash for the first and second quarters of 2000 were primarily from collecting receivables, operating sales, the exercise of outstanding stock options and warrants and the private placement of preferred shares of stock. In order to continue to grow and compete in the rapidly developing Internet marketplace, we expect a significant increase in our operating expenses, especially in our Sales and Marketing expenses, as well as our research and development expenses. We may obtain additional financing during the year to fund our growth in operations and an increased marketing campaign as outlined above. However, there is no assurance that if we pursue it, we will be able to raise additional financing on acceptable terms or at all. We believe that the combination of present cash balances, future operating cash flows and cash provided by the exercise of options and warrants as well as any additional financing to be obtained will be adequate to fund our growth and provide adequate liquidity for the near-term foreseeable future.


PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

                             June 9, 2000 Financing

         Pursuant to a June 9, 2000 agreement between ourselves and various investors, we issued 165,714 shares of Series A Preferred Stock, par value $.001 per share ("Series A Stock") in a private placement to the various investors at a price of $70 per share, resulting in total cash proceeds in the amount of $11,599,980 ("Proceeds"). The Series A Stock is convertible into shares of our common stock, par value $.001 ("Common Stock"), after August 11, 2000 at a conversion ratio of ten shares of Common Stock for every share of Series A Stock. The Series A Stock also contains a provision requiring us to issue additional shares of Series A Preferred Stock, if on December 7, 2000 the five day average of the closing price of the Common Stock is below $7.00 per share with a floor of $5.00 per share. The proceeds from the sale of the Series A Stock will be used for internal working capital purposes.

         In addition to the issuance of the Series A Stock, we issued warrants (the "Investor Warrants") to the investors to purchase 828,570 shares of Common Stock at an exercise price of $7.00 per share, provided that such Investor Warrants may not be exercised before August 11, 2000. The Investor Warrants contain a provision that allows for the exercise price of the Investor Warrants to reset to the then current closing price of the Common Stock in the event of the following:

     A. If on December 7, 2000 the five day average of the closing price of the Common Stock is below $7.00;

     B. If on June 7, 2001 the five day average of the closing price of the Common Stock is below $7.00; or

     C. If at any time prior to June 7, 2001, we issue securities with a price of less than $7.00 per share of Common Stock.

The Investor Warrants also contain a provision that if the average closing price of the Common Stock, equals or exceeds 200% of the Investor Warrants price for any ten (10) trading days within a thirty (30) consecutive trading day period, we may, at our option, redeem the Investor Warrants, at a redemption price of $.05 for each share of Common Stock underlying the Investor Warrants, except we may not redeem any Investor Warrants (or portions thereof) prior to August 11, 2000.

         Stonegate Securities, Inc. acted as the placement agent for the transaction and received 16,572 warrants to purchase shares of Series A Stock ("Stonegate Warrants"), as well as six percent (6%) of the Proceeds. The Series A Stock, Placement Warrants and Stonegate Warrants were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

              Issuance to Retire Outstanding Convertible Debenture

         Pursuant to an April 11, 2000 letter agreement, we agreed that, upon receiving stockholder approval, we would issue 1,000,000 shares of our common stock in full satisfaction of all outstanding principal and interest due to King LLC under the July 30, 1999 6% convertible debenture. In addition, that agreement provided that, upon issuing such shares, the July 30, 1999 6% convertible debenture would automatically terminate. On May 26, 2000 we received approval from our stockholders to issue the 1,000,000 shares of common stock to King LLC and issued the 1,000,000 shares on June 19, 2000. The 1,000,000 shares were issued under the exemption set forth in Rule 506 of Regulation D of the Securities Act of 1933.

                   Issuance in partial Settlement of a Lawsuit

         Pursuant to a March 7, 2000 agreement between William A. DeGruchy and ourselves, on June 14, 2000 we issued Mr. DeGruchy 10,000 shares of our common stock as partial settlement of a lawsuit. The 10,000 shares were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2000, our stockholders (at the annual meeting) approved the following:

1.       Election of Directors.

                                            For               Withheld
                                            ---               --------

         a. Robert F. Gruder                25,293,414        31,297
         b. Thomas J. Dudchik               25,293,414        31,297
         c. Richard J. Blumberg             25,293,414        31,297
         d. James McLaughlin                25,293,414        31,297

2. The issuance of 1,000,000 shares of our common stock to retire the outstanding principle and interest of the July 30, 1999 6% Convertible Debenture issued by us.

                     For            Against            Broker Non-Votes
                     ---            -------            ----------------
                 11,248,695         90,696               13,955,401

3. Ratification of the appointment of Holtz Rubenstein & Co., LLP, as our independent public accountants for the year 2000.

                     For            Against                Abstain
                     ---            ------                 -------
                 25,270,201         40,391                 14,119


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.

                  27       Financial Data Schedule

         Reports on Form 8-K

                  Current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


INFORMATION ARCHITECTS CORPORATION
----------------------------------
            (Registrant)


Date:    August 14, 2000                             /s/Robert F. Gruder
         ---------------                                Robert F. Gruder,
                                                        Chief Executive Officer

Date:    August 14, 2000                             /s/J. Wayne Thomas
         ---------------                                J. Wayne Thomas,
                                                        Chief Financial Officer