Form 10-Q
period 2000-09-30
INFORMATION ARCHITECTS CORP
filed 2000-10-26
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

                                 [X] Yes [ ] No



As of September 30, 2000 there were 30,638,087 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----
         ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of September 30, 2000 and December 31, 1999                  3

         Consolidated Statements of Operations (Unaudited) for the
         Three and Nine Months ended September 30, 2000 and 1999         4

         Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months ended September 30, 2000 and 1999           5

         Notes to Unaudited Consolidated Financial Statements            6 - 7


         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview                                                        8

         Results of Operations for the Three and Nine Months ended September 30, 2000, Compared with the Three and Nine Months ended September 30, 1999 9

         Financial Condition and Liquidity                               9-10


PART II. OTHER INFORMATION

         ITEM 1: LEGAL PROCEEDINGS                                       10

         ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS               10

         ITEM 5: OTHER ITEMS                                             10

         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                        10

         Signatures                                                      11

EXHIBITS

         Index to Exhibits                                               12

         Exhibit 3.4: Articles of Correction

         Exhibit 27: Financial Data Schedule

         Exhibit 99.9: Press Release issued by Information Architects
                       Corporation on October 19, 2000

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                              SEPTEMBER 30, 2000   DECEMBER 31,1999
                                                                 (UNAUDITED)           (AUDITED)
   ASSETS
CURRENT ASSETS
Cash                                                            $ 14,135,629         $  7,398,252
Accounts receivable, net                                             673,360            2,521,781
Earned and unbilled revenue                                          137,692               63,229
Prepaid expenses                                                     245,317              226,607
Loan receivable, officers                                                 --               14,624
Other receivables                                                     22,988              148,010
                                                                ------------         ------------
   TOTAL CURRENT ASSETS                                           15,214,986           10,372,503

PROPERTY AND EQUIPMENT, NET                                        2,251,398            2,970,123
SOFTWARE COSTS, NET                                                  886,366            1,169,167
TRADEMARKS, NET                                                       75,584               82,021
DEFERRED TAX ASSET                                                 1,800,000            1,800,000
OTHER ASSETS                                                          11,677              317,189
                                                                ------------         ------------

                                                                $ 20,240,011         $ 16,711,003
                                                                ============         ============

   LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                $    282,314         $  1,961,385
Accrued payroll and commissions                                      152,815               39,116
Other current liabilities                                          1,056,699              927,131
Unearned revenue                                                      12,904               71,906
Current portion of capital lease obligation                               --              202,431
Note payable                                                              --              175,000
                                                                ------------         ------------
   TOTAL CURRENT LIABILITIES                                       1,504,732            3,376,969

CONVERTIBLE DEBENTURE PAYABLE                                             --            1,939,760

CAPITAL LEASE OBLIGATION                                                  --              151,774

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 1,000,000 shares
     Authorized; 152,784 and 0 shares issued
     and outstanding respectively                                        153                   --
Common stock, $.001 par value, 50,000,000 shares
     Authorized; 30,638,087 and 27,495,515 shares issued
     and outstanding respectively                                     30,638               27,496
Additional paid-in capital                                        65,995,656           48,547,900
Deficit                                                          (47,225,412)         (37,276,045)
Accumulated other comprehensive loss                                 (65,756)             (56,851)
                                                                ------------         ------------
                                                                  18,735,279           11,242,500
                                                                ------------         ------------
                                                                $ 20,240,011         $ 16,711,003
                                                                ============         ============

INFORMATION ARCHITECTS CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)


                                                     THREE MONTHS      THREE MONTHS       NINE MONTHS      NINE MONTHS
                                                         ENDED            ENDED              ENDED            ENDED
                                                     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                         2000             1999               2000              1999

REVENUE:
  Product license                                    $    359,513      $         --      $    518,246      $         --
  Services                                              1,158,808            88,592         2,851,145            88,592
                                                     ------------      ------------      ------------      ------------
     Total revenue                                      1,518,321            88,592         3,369,391            88,592

COST OF REVENUE                                           924,305                --         2,142,710                --
                                                     ------------      ------------      ------------      ------------

GROSS PROFIT                                              594,016            88,592         1,226,681            88,592
OPERATING EXPENSES
  Sales and marketing                                   1,012,123           407,683         4,051,690         1,537,427
  Research and development                                457,881           620,021         1,633,380         1,457,375
  General and administrative                            1,838,175         1,591,143         4,918,628         4,130,902
  Depreciation and amortization                           334,436           256,604         1,003,345           773,294
                                                     ------------      ------------      ------------      ------------
                                                        3,642,615         2,875,451        11,607,043         7,898,998
                                                     ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                   (3,048,599)       (2,786,859)      (10,380,362)       (7,810,406)
OTHER INCOME (EXPENSE)
  Interest income                                         253,812             7,420           489,647            21,523
  Interest expense                                        (11,513)         (331,280)         (116,333)         (709,888)
  Acquisition costs                                            --          (291,617)               --          (589,604)
  Other                                                    12,968          (212,137)           57,681          (212,137)
                                                     ------------      ------------      ------------      ------------
                                                          255,267          (827,614)          430,995        (1,490,106)
                                                     ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                        (2,793,332)       (3,614,473)       (9,949,367)       (9,300,512)

Discontinued Operations:
   Loss from operations of discontinued business               --        (1,913,210)               --        (3,230,570)
                                                     ------------      ------------      ------------      ------------

NET LOSS                                             $ (2,793,332)     $ (5,527,683)     $ (9,949,367)     $(12,531,082)
                                                     ============      ============      ============      ============

Basic:
  Loss per share from continuing operations          $      (0.09)     $      (0.19)     $      (0.34)     $      (0.51)
  Loss per share from discontinued operations        $         --      $      (0.10)     $         --      $      (0.18)
                                                     ------------      ------------      ------------      ------------
  Net loss per share                                 $      (0.09)     $      (0.29)     $      (0.34)     $      (0.69)
                                                     ============      ============      ============      ============

Diluted:
  Loss per share from continuing operations          $      (0.09)     $      (0.19)     $      (0.34)     $      (0.51)
  Loss per share from discontinued operations        $         --      $      (0.10)     $         --      $      (0.18)
                                                     ------------      ------------      ------------      ------------
  Net loss per share                                 $      (0.09)     $      (0.29)     $      (0.34)     $      (0.69)
                                                     ============      ============      ============      ============

Weighted average common shares outstanding:
   Basic                                               30,436,830        18,960,899        29,355,412        18,233,797
                                                     ============      ============      ============      ============
   Diluted                                             30,436,830        18,960,899        29,355,412        18,233,797
                                                     ============      ============      ============      ============

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  NINE MONTHS          NINE MONTHS
                                                                     ENDED                ENDED
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                     2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                     $ (9,949,367)        $(12,531,082)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Stock based compensation                                           --              898,752
        Non-cash expenses                                             164,246                   --
        Allowance for doubtful accounts                               (50,000)             399,519
        Depreciation and amortization                               1,003,345            1,933,235
        Gain on sale of fixed assets                                  (14,187)             352,922
        Decrease (increase) in assets:
            Accounts receivable                                     1,898,421           (1,401,089)
            Earned and unbilled revenue                               (74,463)           1,585,127
            Prepaid expenses and other current assets                 (18,710)            (182,480)
       (Decrease) increase in liabilities:
           Accounts payable                                        (1,355,507)           1,007,382
           Accrued payroll and commissions                            113,699            1,533,258
           Other current liabilities                                  (82,854)            (249,997)
           Unearned revenue                                          (133,002)              71,906
                                                                 ------------         ------------
      Total adjustments                                             1,450,988            5,948,535
                                                                 ------------         ------------
      Net cash used in operating activities                        (8,498,379)          (6,582,547)
                                                                 ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                             (58,545)            (724,356)
   Additions of computer software                                     (10,541)          (1,188,820)
   Decrease (increase) in other assets                                 67,458             (687,880)
   Decrease in other receivables                                      125,022              320,750
                                                                 ------------         ------------
      Net cash provided by (used in) investing activities             123,394           (2,280,306)
                                                                 ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock                                 16,384,719               26,851
   Stock issuance costs                                              (745,399)                  --
   Advances to officers                                              (126,627)                  --
   Loans from stockholders                                                 --              851,997
   Repayment of stockholders' loans                                        --           (1,859,253)
   Proceeds from loans                                                     --            8,000,000
   Repayment of loans                                                (175,000)             (25,000)
   Repayment of capital lease obligations                            (225,331)            (204,497)
                                                                 ------------         ------------
       Net cash provided by financing activities                   15,112,362            6,790,098
                                                                 ------------         ------------
NET INCREASE (DECREASE) IN CASH                                     6,737,377           (2,072,755)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           7,398,252            2,962,570
                                                                 ------------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                              $ 14,135,629         $    889,815
                                                                 ============         ============
SUPPLEMENTAL DISCLOSURES
INTEREST PAID                                                    $     41,186         $    455,068
                                                                 ============         ============
UNREALIZED CURRENCY (LOSSES) GAINS                               $     (8,905)        $     46,588
                                                                 ============         ============

During the third quarter of 2000, we sold furniture, which was held under a capital lease, for $37,470. This amount was credited directly against the lease obligation.

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

During the second quarter of 1999, we issued 1,442,000 shares of common stock in payment of $3,000,000 in principle and $51,000 in accrued interest on a debentire note.

During the first quarter of 1999, we acquired computer software for $750,000 of our common stock.

During the first quarter of 1999, a former officer paid an amount owed to us with 66,667 shares of common stock (valued at $400,000) and real estate, held for sale (valued at $400,000).

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 The interim unaudited financial statements as of September 30, 2000 and 1999 and for the three and nine month periods then ended, reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature. Certain items in the 1999 financial statements have been reclassified to conform to the 2000 classification.

2 No tax benefit was recorded for the three and nine month periods ended September 30, 2000 and 1999, due to uncertainty of realization.

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

4 We have adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income". This statement requires reporting of change in owners' equity that does not result directly from transactions with owners. An analysis of these changes follows:

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                   9/30/00          9/30/99          9/30/00           9/30/99
                                 -----------      -----------      -----------      ------------
Net Loss                         $(2,793,332)     $(5,527,683)     $(9,949,367)     $(12,531,082)
Foreign Currency Translation
Adjustment - Net                       1,320          (76,872)          (8,905)           46,588
                                 -----------      -----------      -----------      ------------

Total                            $(2,792,012)     $(5,604,555)     $(9,958,272)     $(12,484,494)
                                 ===========      ===========      ===========      ============

5 The cash balance at September 30, 2000 and December 31, 1999 includes restricted cash of $750,000 and $-0-, respectively. This cash is being used to secure a standby letter of credit, which is in accordance with our facility rental agreement.

6 In the fourth quarter of 1999 we decided to discontinue our software reengineering services, specializing in the correction of existing mainframe computer software systems to manage the Year 2000 and thereafter. The manner of disposal was discontinuing the operation and taking write-offs for all unamortized intangible assets. Included in the loss on disposal is an estimate of $150,000 to cover expenses that may by incurred during the phase out period. At September 30, 2000, assets and liabilities attributable to the Year 2000 segment included other liabilities ($324,000) and accrued expenses ($17,000). The results of operations of our software reengineering services for the three and nine month periods ended September 30, 2000 and 1999 have been shown as discontinued operations.

INFORMATION ARCHITECTS CORPORATION
DISCONTINUED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                               THREE MONTHS    THREE MONTHS      NINE MONTHS    NINE MONTHS
                                                  ENDED           ENDED            ENDED           ENDED
                                               SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                                                   2000           1999             2000            1999
Revenues                                       $       --     $  4,121,335      $       --     $ 14,827,662
                                               ----------     ------------      ----------     ------------
Expenses:
   Payroll and related costs                           --        4,150,025              --       13,636,408
   Rent and occupancy                                  --          324,157              --          729,605
   Advertising and promotion                           --          316,076              --          542,185
   Depreciation and amortization                       --          456,907              --        1,159,941
   Bad Debt Expense                                    --          199,519              --          399,519
   Other operating expenses                            --          168,440              --        1,025,977
                                               ----------     ------------      ----------     ------------
                                                       --        5,615,124              --       17,493,635
                                               ----------     ------------      ----------     ------------
      Loss from operations                             --       (1,493,789)             --       (2,665,973)

Other Income (Expenses)
   Interest Expense                                    --          (82,820)             --         (177,472)
   Interest Income                                     --            6,849              --           19,867
   Other                                               --         (343,450)             --         (406,992)
                                               ----------     ------------      ----------     ------------
                                                       --         (419,421)             --         (564,597)
                                               ----------     ------------      ----------     ------------

Net Loss                                       $       --     $ (1,913,210)     $       --     $ (3,230,570)
                                               ==========     ============      ==========     ============

Net Loss  per common share
   Basic                                       $       --     $      (0.10)     $-             $      (0.18)
                                               ==========     ============      ==========     ============
   Diluted                                     $       --     $      (0.10)     $       --     $      (0.18)
                                               ==========     ============      ==========     ============


Weighted average common shares outstanding
   Basic                                       30,436,830       18,960,899      29,355,412       18,233,797
                                               ==========     ============      ==========     ============
   Diluted                                     30,436,830       18,960,899      29,355,412       18,233,797
                                               ==========     ============      ==========     ============

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements made in this Form 10-Q that are not historical facts contain "forward-looking information" within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which can be identified by the use of forward-looking terminology such as "may", "will", anticipates", "expects", "projects", "estimates", "believes" "seeks", "could", "should", or "continue", the negative thereof, other variations or comparable terminology. Important factors, including certain risks and uncertainties with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward looking statements include, but are not limited to, our ability to manage growth and acquisitions of technology or people, diversification of our business, the effect of economic and business conditions, including risks inherent in international operations, the ability to attract and retain technical personnel and other risks detailed from time to time in our SEC reports. We assume no obligation to update the information in this Form 10-Q.


OVERVIEW

         Our patented SmartCode(R) framework provides infrastructure for conveying both content and functionality by way of the Internet. We provide dynamic content aggregation and syndication allowing bi-directional transactions without requiring proprietary static repositories. We believe our Internet-based solutions provide a bridge to protect business' existing investment in legacy and PC-based information and still capitalize on the Internet revolution. Our software architecture is designed to provide customers with a low maintenance framework for the Internet. These Internet-based solutions should enable our customers in making timely decisions, transacting business, disseminating information and collaborating among co-workers, customers, suppliers and partners by transforming electronic information, regardless of platform or application, into real-time transactions.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH COMPARABLE PERIODS ENDED SEPTEMBER 30, 1999

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

         Revenue for the three and nine month periods ended September 30, 2000 is 100% from our new Internet product and service offerings. There were only minimal sales of our Internet offering for the three and nine month periods ended September 30, 1999.

         Total operating expenses for the three months ended September 30, 2000 were $767,000 more than the same period for 1999. This increase is due primarily to an increase in Sales and Marketing expenses of $604,000. The Sales and Marketing expense increase is comprised mainly of an increase in advertising expenses of $326,000 and an increase in sales payroll of $220,000. An increase in professional fees of $175,000 accounted for the majority of the increase in General and Administrative expense. Depreciation and amortization for our office furniture and equipment and SmartCode software contributed another $78,000 to the variance.

         Total operating expenses for the nine months ended September 30, 2000 were $3,708,000 more than the same period for 1999. This increase is primarily due to an increase in Sales and Marketing expenses of $2,514,000 and General and Administrative expenses of $788,000. Depreciation and amortization contributed another $230,000 to the variance.

         Interest income for the three month period ended September 30, 2000 was $246,000 more than the same period for 1999 due to the increased cash balance during the third quarter of 2000. Acquisition costs decreased $292,000 for the three months ended September 30, 2000 compared to the same period for 1999. No acquisition expense was incurred during the third quarter 2000. Interest expense for the three months ended September 30, 2000 was $320,000 less than the same period for 1999, due to the migration from debt based financing to equity based financing.

         Interest income for the nine month period ended September 30, 2000 was $468,000 more than the same period for 1999 due to the increased cash balance during the first three quarters of 2000. Acquisition costs decreased $590,000 for the nine months ended September 30, 2000 compared to the same period for 1999. No acquisition expense was incurred during the first three quarters of 2000. Interest expense for the nine months ended September 30, 2000 was $594,000 less than the same period for 1999, due to the migration from debt based financing to equity based financing.

         There was no loss from discontinued operations for the three and nine month periods ended September 30, 2000 as compared to losses of $1,913,000 and $3,231,000 from discontinued operations for the three and nine month periods ended September 30, 1999, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 2000, we had working capital of $13,710,000 as compared to working capital of $3,280,000 at September 30, 1999, an increase of $10,430,000 or 318%. We had cash and cash equivalents of $14,136,000 at September 30, 2000 compared to cash and cash equivalents of $890,000 at September 30, 1999, an increase of $13,246,000 or 1,488%. As a result of the expenses associated with our new Internet offering, we are, and expect to continue, operating at a loss for the remainder of 2000.

         The sources of cash for the first three quarters of 2000 were primarily from collecting receivables, operating sales, the exercise of outstanding stock options and warrants and the private placement of preferred shares of stock. In order to continue to grow and compete in the rapidly developing Internet marketplace, we expect significant increases in our operating expenses, especially in our Sales and Marketing expenses and our research and development expenses. We may obtain additional financing during the year to fund a growth in our operations and an increased marketing campaign. However, there is no assurance that if we pursue additional financing, we will be able to raise it on acceptable terms or at all. We believe that the combination of present cash balances, future operating cash flows and cash provided by the exercise of options and warrants as well as any additional financing to be obtained will be adequate to fund our growth and provide adequate liquidity for the near-term foreseeable future.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         On October 17, 2000 we received an Order dismissing the class action lawsuit without prejudice against us and certain of our current and former officers and directors pending in the United States District Court for the Western District of North Carolina. The lawsuit resulted from the consolidation of four class action lawsuits filed between May 14, 1999 and July 13, 1999. The court granted plaintiffs leave to file an amended complaint.

         On September 22, 2000 we filed an action against Affinity International Travel Systems, Inc. ("Affinity") alleging that Affinity has failed to pay us for work performed on their FarAway.com Web site. We are seeking damages under various causes of action, including breach of contract and unfair trade practices. The case is captioned Information Architects Corporation v. Affinity International Travel Systems, Inc., United States District Court, Western District of North Carolina, Case No. 03:00-CV-474-H. Affinity also has a suit pending against us, initially filed September 20, 2000, in the United States District Court for the Middle District of Florida, Case No. 8:00-CV-2073-T-30F seeking contract recession and other declaratory relief arising out of the same dispute. In the Florida case we have filed an answer and counterclaims alleging the same causes of actions as filed in the North Carolina case.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to an April 18, 2000 agreement between us and Hunt & Howe under which Hunt & Howe provided certain executive recruiting services to us, we issued fully vested warrants dated June 27, 2000 for 5,556 shares of common stock at an exercise price per share of $7.125 that expire on June 27, 2003. The warrants were issued under the exemption set forth in Section 4(2) of the Securities Act of 1933.

ITEM 5: OTHER ITEMS

         We are filing Articles of Correction with the Secretary of State for North Carolina to the "Certificate of the Designations, Number, Voting Powers, Preferences And Rights of Series A Preferred Stock of Information Architects" to correct drafting inaccuracies in that document. The correction made pursuant to the Articles of Correction reflects the transaction as described in the current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2000.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.

                 3.4       Articles of Correction

                  27       Financial Data Schedule

                99.9 Press Release issued by Information Architects Corporation on October 19, 2000

         Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


INFORMATION ARCHITECTS CORPORATION
----------------------------------
           (Registrant)


Date:    October 26, 2000                       /s/ Robert F. Gruder
                                                    Robert F. Gruder,
                                                    Chief Executive Officer

Date:    October 26, 2000                       /s/ J. Wayne Thomas
                                                    J. Wayne Thomas,
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.       Exhibit Name
-----------       ------------

Exhibit 3.4       Articles of Correction

Exhibit 27        Financial Data Schedule

Exhibit 99.9 Press Release issued by Information Architects Corporation on October 19, 2000