Form 10-K405
period 2000-12-31
INFORMATION ARCHITECTS CORP
filed 2001-03-23
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-22325

                       INFORMATION ARCHITECTS CORPORATION

     INCORPORATED IN                              87-0399301
     NORTH CAROLINA                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                 (704) 365-2324
           4064 COLONY ROAD SUITE 100, CHARLOTTE, NORTH CAROLINA 28211

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether we: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The number of shares of our common stock outstanding as of March 19, 2001 was 31,771,949. The aggregate market value of the our common stock held by non-affiliates of us as of March 19, 2001 was $29,314,726.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of our fiscal year, are incorporated by reference in Part III of this Report (Items 10, 11 and 12). In addition, see the Footnotes to the Exhibits.

                                     PART I

                               COMPANY DESCRIPTION

         Prior to December 31, 1999, we were engaged in the business of providing software-reengineering services, including (i) the correction and validation of existing mainframe computer software systems' ability to manage the Year 2000 ("Y2K") problem and (ii) software conversion services. In October 1998, we announced a new business strategy to diversify our business beyond the Y2K services into providing information management solutions for the Internet, and commencing in the second quarter of 1999, we began delivering information management solutions that empower organizations to securely distribute digital content and functionality across the Internet. Our core product offerings are based on the SmartCode Framework, an open, patented, XML-based technology that allows compatibility across multiple hardware platforms, as well as software applications and databases, including both structured and unstructured data formats. Our dynamic syndication solutions assist in the development and management of global content and functionality syndication from any source to websites or Internet accessible devices. This dynamic syndication assists companies with improving data exchange and collaboration among co-workers, customers, suppliers and partners. SmartCode's dynamic aggregation technology enables users to access content and commerce functionality from any source, even multiple sources simultaneously.

                                   BACKGROUND

         We were founded in 1982 as a Utah corporation under the name of Enertronix Corporation. In 1992 we changed our name to Alydaar Software Corporation ("Alydaar"). Alydaar later changed its corporate domicile to North Carolina through a merger with and into Daar Corporation, a North Carolina corporation established by Alydaar. Alydaar was the surviving corporation. In July of 1997 we acquired all of the shares of Alydaar International, Limited, based in England. On June 28, 1999 we changed our name to Information Architects Corporation.

                                INTERNET BUSINESS

OUR VISION

         We believe that the Internet is one of the rapidly evolving enablers of business in the marketplace today. During the last several years, the Internet has evolved from communications (e.g., email and chatboards), to individual consumer commerce (e.g., online book sales and auctions), to static content publishing and one-way information distribution or syndication. We believe the future of e-commerce will evolve beyond the syndication of static content on the Internet. Accordingly, to compete effectively in the new Internet marketplace, we anticipate that both traditional and e-businesses will need to distribute (or syndicate) and collect (or aggregate) both content and functionality, in real time, to or from any number of websites or Internet accessible devices. Through the use of our next-generation SmartCode Framework technology, we assist bi-directional and dynamic business-to-business and business to consumer movement of content and functionality across the Internet. Our vision is to be one of the leaders in the next generation of Internet evolution, using our open architecture and Java-based technology to remain on the leading edge of the evolving Internet business.

OUR PRODUCTS

         Our current suite of products is based on the SmartCode Framework technology. The SmartCode Framework technology is written in advanced open standards programming technologies such as Java, XML and RDF and allows compatibility across multiple hardware platforms as well as software applications and databases, including both structured and unstructured data formats. We believe we have a competitive advantage because no intermediary repositories are required with our product suite, and our patented process allows for sophisticated customization and real-time presentations of content and functionality. In addition, our SmartCode Framework technology is platform independent and is compatible with a number of current emerging technologies, including WAP, ICE and XHTML. The SmartCode Framework technology is available on most major platforms, including Unix(R), Linux, Solaris(TM) and Windows NT(R). The SmartCode Framework technology is the basis of a product suite that consists of our SmartCode Syndicator, SmartCode Aggregator, Converters and Watcher.

         In 2000, we continued the development of the SmartCode product suite and we continued to invest in "proof of concept" activity to introduce our "next generation" solutions. However, our SmartCode offering is still in the early stages of commercialization. (See "Risk Factors" and "Management's Discussion and Analysis".)

SMARTCODE SYNDICATOR

         We believe that as the Internet has become more complex, simply publishing static information to one website will not be sufficient to meet a company's future computing needs. Static syndication requires a program or process that takes each individual computer file and converts it into an intermediate repository for Internet presentation. Updates to these files are created by rerunning the conversion programs. We anticipate that the future will require "dynamic syndication." Dynamic syndication is the syndication of content and functionality directly from one source to many websites and Internet accessible devices without the need for intermediate repositories.

         The SmartCode Syndicator accesses the content or functionality at its source and dynamically syndicates content (e.g. articles, pictures and video) and functionality in real time to as many websites as the user desires. In addition, this content and functionality can be dynamically syndicated to Internet enabled devices such as personal computers or hand-held devices directly connected to a network or accessed via wireless technology. The SmartCode Syndicator can be programmed to transform the content to meet the presentation look and feel of each destination website without the need for complex and expensive formatting and technology. This dynamically customized presentation is anticipated to increase loyalty to the customer's website. Additionally, legacy databases no longer would need to be rewritten and stored in additional repositories with ongoing maintenance requirements, and screens would not need to be scraped and a static presentation sent to a new destination.

         With the SmartCode Syndicator, not only content, but e-commerce functionality can be dynamically syndicated from one website to many different websites and Internet accessible devices. The current model of static syndication provides links from a party's website to a partner's website where the transaction is completed. However, this model requires end users to leave the website, potentially reducing online customer retention. Dynamically syndicating functionality would allow customers to both shop and buy merchandise from the same website, without launching to a partner's website.

         The SmartCode Syndicator also allows providers of content, commerce, and all other data and functionality to leverage their digital assets by partnering with many affiliates. The SmartCode Syndicator may syndicate both content and functionality to literally hundreds of individually formatted websites and Internet connected devices without requiring recipients to have any additional software on their websites. The SmartCode Syndicator allows prospective affiliates to subscribe to provider content and to specify their content distribution and customization preferences. Affiliates may also define appearance of the content and rules to tell the SmartCode Syndicator how to associate end-user requests with their specific organizations. Although they are customized to look like affiliates' website pages, content providers serve all dynamically syndicated pages from a single source.

SMARTCODE AGGREGATOR

         As the Internet evolves, we believe that more and more businesses are requiring their Internet solutions to be a complete experience for the user. This requires content and functionality to be aggregated from multiple sources, both from within an organization and from external sources. "Aggregation" is the process by which content and functionality is collected from disparate sources and made available at one point on the Internet. This aggregation would include structured data (as in databases) and unstructured data (like word processing documents) for simultaneous presentation and further syndication. The SmartCode Aggregator is written in open standards computer technologies such as Java, XML and RDF. It can also access multiple sources and platforms and aggregate content, formatting, and even advanced functionality automatically from numerous websites and Internet accessible devices. Once aggregated, the SmartCode Aggregator then automatically formats such content or functionality to the requirements of the end user website or environment.

         The SmartCode Aggregator "dynamically aggregates" content and functionality by not requiring the conversion of those computer files into intermediate repositories for later syndication. The SmartCode Aggregator eliminates the need for complex software translation or third party business networks enabling content to be aggregated to secure intranets and extranets as well as to any Internet accessible device. In addition to dynamically aggregating and automatically formatting content into XML and/or HTML for display over the Internet, our SmartCode Aggregator can dynamically aggregate subsets of content. In other words, we do not need to aggregate or convert entire computer files but can capture a subset of the computer file; for example, a paragraph, a sentence, a picture or a graph.

         Research institutions predict that the current e-commerce marketplace may grow to a trillion-dollar market within the next few years. We believe SmartCode's aggregation technology, which collects information from any website (including online catalogs, product information, order forms, or financial statements) and enables parties to share this digital information without limiting technical relationships, is poised to compete in this marketplace. Dynamic aggregation enables companies to import not only mission-critical data but e-commerce functionality from their entire supply chain and network of partners, customers and constituents. With the SmartCode Aggregator, it is anticipated that e-commerce could move beyond the desktop to any Internet accessible device including, without limitation, laptops, handheld computers, mobile phones, and two-way pagers. The SmartCode Aggregator could allow the creation of e-commerce and virtual storefronts using content and functionality from both popular websites and specialty information sources, without requiring extensive computer development resources, losing customers sent to other websites through links, or complex, exorbitant implementations due to technology incompatibilities between parties.

CONVERTERS

         Converters are unique programs that provide specific content conversion for unstructured data files into Internet presentation formats. The SmartCode Converter automatically translates unstructured data files, such as Microsoft(R) Word files to HTML and/or XML, which can be viewed on the Internet. As a result of their advanced technology, Converters have the ability to function with multiple versions of third-party products.

WATCHER

         The Watcher is a flexible, compact solution allowing providers to specify the content they want to watch. The Watcher assists parties to maintain consistency and integrity of information by tracking online resources and providing customized notification of changes to the information, identifying the most up-to-date information available to customers. In addition, the Watcher can be programmed to give notices that resources need updating, i.e, deletion of old financial information. A user can set the Watcher to identify the resource, determine whether to follow links, and focus on designated specifics. Users may also specify the means by which they will be notified when a watched resource changes, as well as the data contained in the notification. The Watcher enables real-time Internet functionality, as well as reduces the volume of data sent over the Internet to enable updates. Sample Watcher applications include a search engine that only needs to update its index when it detects changes or a SmartCode Syndicator using the Watcher that only needs to repeat format conversions when the source content changes.

PROFESSIONAL SERVICES

         We have established a professional services organization designed to help customers by providing tools and services that facilitate the SmartCode implementation process. In addition, we provide individuals trained in advanced Internet technology and architectural concepts to assist organizations as they execute their e-business strategies.

EDUCATION AND TRAINING SERVICES

         We provide knowledge and tools related to the implementation and deployment of the SmartCode solution. We have designed a curriculum to meet the anticipated needs of our customers and partners. The curriculum includes hands-on classes and Internet-based training for current and potential SmartCode customers such as an introductory class to SmartCode concepts, a class on implementing a SmartCode solution and detailed technical training on Internet concepts such as classes in Java and Object Technology.

SUPPORT AND MAINTENANCE SERVICES

         We have developed complementary support and maintenance programs for our SmartCode customers. Customers pay an annual fee for these services that include on-call support and committed response times.

MARKETING AND STRATEGY

         We have targeted large companies with more than $500 million in revenues and large Internet companies that typically have a broad range of technical requirements. To date, we have achieved limited success obtaining a large number of installed customers using our Internet related solutions. Accordingly, at this time we derive all of our revenue in this Internet solutions business from a relatively small number of customers. (See "Risk Factors -- Our Customer Base Is Relatively Small At This Time And The Loss Of A Major Customer Could Cause Our Revenue To Decline".) We anticipate that as our marketing strategy continues to develop, we will increase our customer base, but there can be no assurance that this marketing strategy will be successful in the future.

         We currently conduct direct sales throughout the United States with a sales and marketing staff of 15 who work mostly out of their home offices. Our salespeople receive both a base salary and a commission. We are hiring additional direct salespeople in the U.S. and plan to increase the number of sales individuals. We are still assessing the viability of the European market for direct sales. Although we are pleased with the response from our existing customer base, the market for the content aggregation and syndication solutions is in an early stage of commercialization and involves a long sales cycle. (See "Risk Factors -- Variations In Our Sales Cycle Could Impact The Timing Of Our Revenue, Causing Our Quarterly Operating Results To Fluctuate and Our Revenues Depend On A Single Product Line, Which Is In An Early Stage Of Commercialization").

         In addition to direct marketing, we are continuing to develop our indirect sales channels by expanding our relationships with strategic Internet technology companies and integrators. Our current strategic alliances include Art Technology Group, Interwoven, Hewlett Packard, GlobalSight, Percussion Software, and Primix Solutions. We expect to continue to leverage our marketing presence in the future through securing alliances with recognized Internet system integrators and other Internet solution providers.

SOFTWARE DEVELOPMENT

         We continue to invest in ongoing development to enhance our current SmartCode product suite. Our software development expenditure was $2,132,000 for the twelve (12) months ended December 31, 2000. While SmartCode is already in production, we expect that we will continue our product development expenditures in the future as we look to define and develop additional products and/or applications using the core SmartCode technology.

         As of December 31, 2000, we had 20 employees engaged in software development activities relating to SmartCode, and we plan to continue our software development activities. Our business could be harmed if we are not able to hire and retain the required system engineers to perform the required software development. (See "Risk Factors -- Our Business Prospects May Be Adversely Affected If We Are Not Able To Attract And Retain Qualified Professionals"). We believe that our future success will depend in part on our ability to continue to enhance the functionality of our existing products, extend our product line to include additional applications, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. (See "Risk Factors -- Our Revenues Depend On A Single Product Line, Which Is In An Early Stage Of Commercialization").

COMPETITION AND MARKET POSITION

         The market for Internet information solutions is rapidly emerging and is characterized by intense competition. We expect existing competition and competition from new market entrants to increase dramatically. A growing number of companies are providing content aggregation and syndication solutions. In this market, new products are frequently introduced, and existing products are often enhanced. In addition, new companies and alliances among existing companies may be formed that rapidly achieve a significant market position. Potential customers may seek to develop in-house solutions, making it more difficult for us to sell products to them. (See "Risk Factors -- If We Are Unable To Compete Successfully With Companies Developing Their Own Internal E-business Infrastructure Systems And Other Providers Of E-business Infrastructure Solutions, We Will Not Achieve Our Financial Objectives").

         We compete with third-party aggregation and syndication solution providers, including Vignette Corporation, BowStreet, Commerce One, Inc., Verity, Inc., Ariba, Inc., BroadVision, Inc., WebMethods, Inc., and, to a lesser extent, content publishing application providers. We may face increased competition from these providers in the future. Other potential competitors include client/server software vendors that are developing or extending existing products, which could effect our market. Other large software companies, such as Microsoft Corporation and IBM(R), may also introduce competitive products. Many of our existing and potential competitors have greater technical, marketing and financial resources than we do.

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

PROPRIETARY RIGHTS AND LICENSING

         On November 9, 1999, the United States Patent and Trademark Office granted us a patent for the "System for Indexing and Displaying Requested Data Having Heterogeneous Content and Representation", Patent No. 5,983,267, covering technologies and processes at the core of our SmartCode technology. This patent expires September 23, 2017. We also have a patent pending for our "Method and System For Dynamic Syndication and Customization of Content and Functionality in an Electronic Format Accessible By a Provider and Communicated Through a Computer Network to a Requestor", US Serial No. 09/625,755. In addition, we also hold numerous registered trademarks in the United States and Europe, including Information Architects(R) and SmartCode(TM), and other registered trademarks and copyrights related to our discontinued Y2K business.

         We rely on a combination of copyright, trade secret, patent, trademark laws, and contractual provisions to establish and protect our rights to our proprietary technology. We protect the source code version of our products as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for unauthorized parties to copy or reverse engineer our software or obtain and use information that we regard as proprietary. (See "Risk Factors -- If We Are Unable to Adequately Protect Our Intellectual Property Rights, Our Business Could Suffer and -If Our Intellectual Property Rights Are Challenged, We May Face Potential Liability").

PERSONNEL

         As of December 31, 2000 we had approximately 90 employees. Of the workforce approximately: 30 individuals are engaged in e-business products and services delivery; 20 people are engaged in research and development; 20 people are engaged in sales and marketing and 20 individuals are in executive, administration and systems support positions. To date, we have been successful in recruiting qualified personnel, and, as such, believe we will be able to satisfy our personnel requirements. (See "Risk Factors -- Our Business Prospects May Be Adversely Affected If We Are Not Able To Attract And Retain Qualified Professionals.")

RISK FACTORS

OUR LIMITED OPERATING HISTORY IN THE CONTENT AGGREGATION AND SYNDICATION BUSINESS MAY IMPEDE YOUR ABILITY TO EVALUATE OUR BUSINESS AND ITS FUTURE PROSPECTS.

         Our operating history in the content aggregation and syndication business began in mid-1999 so it may be difficult for you to evaluate us in making an investment decision. For the fiscal year ended December 31, 1999, we had only received approximately $280,000 of revenue from the content aggregation and syndication business. For the fiscal year ended December 31, 2000, we had revenue of $4,665,746. We have not had a profitable quarter as a result of our new business direction and may not have a profit for the year 2001. Since July 1, 1999, we have continued to fund our operations primarily from our sale of common stock and securities convertible into common stock and have not generated net income from operations. Our content aggregation and syndication business is still in the early stages of development. Before buying our common stock, you should consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties, as they apply to us in particular, include:

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

VOLATILITY IN OUR STOCK PRICE MAY ADVERSELY EFFECT OUR BUSINESS.

         Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price and trading volume have fluctuated widely, with a 52-week range as of March 1, 2001 of a high of $28.938 to a low of $1.25. We expect fluctuations to continue in the future for a number of reasons, including the following:

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

OUR REVENUES DEPEND ON A SINGLE PRODUCT LINE, WHICH IS IN AN EARLY STAGE OF COMMERCIALIZATION.

         A decline in demand for or in the selling price of our SmartCode products would have a direct negative effect on our primary source of revenues and could cause our stock price to fall. We expect all of our revenues in 2001 to be derived from software licenses and service fees from our suite of products related to the SmartCode technology. Our suite of products related to the SmartCode technology is at an early stage of commercialization and the level of market acceptance they will attain is difficult to forecast. Our technology involves a new approach to the conduct of online business and, as a result, intensive marketing and sales efforts are necessary to educate prospective customers regarding the uses and benefits of our products. Market acceptance could be seriously impeded in the following circumstances:

- information services departments of potential customers choose instead to create their own technology internally or use third-party professional developers to create and maintain their websites;
- competitors develop products, technologies or capabilities that render our SmartCode products and related service obsolete or noncompetitive or that shorten the life cycles of these products and services; or
- our SmartCode products do not meet customer performance needs or fail to remain free of significant software defects or technical failures.

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

OUR CUSTOMER BASE IS RELATIVELY SMALL AT THIS TIME AND THE LOSS OF A MAJOR CUSTOMER COULD CAUSE OUR REVENUE TO DECLINE.

         We may continue to derive a significant portion of our revenue from a relatively small number of customers in the future. In fiscal year 2000, our two largest customers, Eastman Kodak Company and Novant Health, Inc. accounted for 59.5% of our total revenue. If a major customer decided not to continue to use our services or renew its license to use our products, our revenue could decline and our operating results and financial condition could be harmed.

FAILURE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

         If we are unable to improve existing services and products, offer new services, enhance our SmartCode technology and develop, acquire and market new products and services, we may not be able to generate profits from operations. New approaches to gather, exchange, integrate, personalize and syndicate information over the Internet based on new technologies and industry standards could render our SmartCode products obsolete and unmarketable. If we are unable to adequately respond to these changes, our revenues and market share could rapidly decline. In connection with the introduction of new products and enhancements, we could experience development delays and related cost overruns, which are not unusual in the software industry. Any delays in developing and releasing new products or enhancements to our SmartCode products could result in:

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

IF WE ARE UNABLE TO INCREASE MARKET AWARENESS AND SALES OF OUR SMARTCODE TECHNOLOGY, WE MAY FAIL TO ACHIEVE PROFITABILITY.

         We need to substantially expand our direct and indirect sales and distribution efforts in order to increase market awareness and sales of our SmartCode technology and the related services we offer. We have recently restructured our direct sales force and plan to hire additional sales personnel. Sales of the SmartCode technology and related services require a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel to maintain our growth. New hires will require training and take time to achieve full productivity. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL.

         On December 31, 2000, we had cash and cash equivalents of $11,342,455. We must continue to improve the efficiency of our operation to achieve and maintain positive cash flow from operations. We may need additional capital if we have not achieved profitability before exhausting this source of capital. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

WE FACE POTENTIAL LIABILITY AS A RESULT OF PENDING SHAREHOLDER SUITS.

         Between May 14, 1999 and July 13, 1999, we and current and former officers and directors were named as defendants in four purported class action lawsuits. The suits are filed in the United States District Court for the Western District of North Carolina. The legal costs incurred by us in defending ourselves and our officers and directors against this litigation, whether or not we prevail, could materially impact the operating results in the quarters in which those expenses are incurred. Further, in the event that the plaintiffs prevail, we also could be required to pay damages that would materially impact the operating results in the quarter and year in which the damages are incurred and could materially impact our financial condition. This litigation may be protracted and may result in a diversion of our management's attention and other resources. The suits purport to be brought on behalf of a class of persons that purchased our common stock between November 14, 1997 and April 1, 1999 and allege violations of the federal securities laws. The suits seek class action status and an unspecified amount of damages, including compensatory damages, interest, attorney's and expert's fees and reasonable costs and expenses. Specifically, the suits have been consolidated and a lead plaintiffs' group and lead plaintiffs' counsel have been appointed by the court. On September 17, 1999, a consolidated and amended class action complaint was filed. On November 23, 1999, the defendants filed a motion to dismiss the consolidated and amended class action complaint. On October 13, 2000, the Court dismissed the consolidated and amended complaint and granted plaintiffs' group leave to amend. On December 15, 2000, plaintiffs' group filed a second consolidated and amended class action complaint. On January 31, 2001, the defendants filed a motion to dismiss which has not been ruled on yet.

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

MR. GRUDER EXERCISES SIGNIFICANT CONTROL OVER US.

         Mr. Gruder, our Chief Executive Officer and Chairman of the Board, is presently the beneficial owner of approximately 18% of our outstanding common stock. Although Mr. Gruder's percentage ownership of our outstanding common stock may be reduced as a result of any additional financing or the conversion or exercise of any outstanding convertible securities, Mr. Gruder will continue to be in a position to influence the election of directors and generally to direct our affairs, including significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of our securities. (See "Certain Relationships and Related Party Transactions").

WE DO NOT PLAN TO PAY CASH DIVIDENDS ON OUR STOCK.

         Since our inception, we have not paid, and do not intend to pay, any cash dividends on our common stock in the foreseeable future. As a result, an investor in the common stock would only receive a return on the investment if the market price of the common stock increases.

ITEM 2.  PROPERTIES

         We currently lease office space for our operations and headquarters at Two Morrocroft Center, 4064 Colony Road, Charlotte, North Carolina 28211. We have a ten-year lease for our headquarters building, which expires on June 8, 2009. The lease is between us and a partnership in which Mr. Gruder, our Chairman and CEO, is a limited partner. (See "Certain Relationships and Related Party Transactions").

         In addition, we lease space in New Jersey for a portion of the SmartCode development staff and sales offices in certain other locations as follows:

          Location             Expires
          --------             -------

       1. Hoboken, NJ          4-1-2004
       2. New York, NY         10-31-01

ITEM 3.  LEGAL PROCEEDINGS

         Between May 14, 1999 and July 13, 1999, we and current and former officers and directors were named as defendants in four purported class action lawsuits. The suits were filed in the United States District Court for the Western District of North Carolina. The suits purport to be brought on behalf of a class of persons that purchased our common stock between November 14, 1997 and April 1, 1999 and allege violations of the federal securities laws. The suits seek class action status and an unspecified amount of damages, including compensatory damages, interest, attorney's and expert's fees and reasonable costs and expenses. Specifically, the suits have been consolidated and a lead plaintiffs' group and lead plaintiffs' counsel have been appointed by the court. On September 17, 1999, a consolidated and amended class action complaint was filed. On November 23, 1999, the defendants filed a motion to dismiss the consolidated and amended class action complaint. On January 20, 2000, the Court dismissed the consolidated and amended complaint and granted plaintiffs' group leave to amend. On December 15, 2000, plaintiffs' group filed a second consolidated and amended class action complaint. On January 31, 2001, the defendants filed a motion to dismiss which has not been ruled on yet. While defendants deny any wrongdoing and intend to vigorously defend themselves, the outcome of the suits cannot be predicted at this time.

         In 1996, a lawsuit was filed against us, our Chief Executive Officer, Robert F. Gruder ("Mr. Gruder") and Thomas J. Dudchik, our Senior Vice President and Director in Connecticut Superior Court, Judicial District of Fairfield at Bridgeport, Docket No. CV96-0334308-S entitled Kaplan, et al v. Gruder, et al. (the "Civil Action"). A related bankruptcy proceeding described below was commenced in 1999. Mr. Gruder and Mr. Dudchik were the incorporators of a Connecticut corporation named GEM Technologies, Inc. ("GEM"). The Civil Action involves claims by plaintiffs who had notes (the "Notes"), convertible into an 8.72% undiluted interest in GEM. GEM filed a Chapter 7 bankruptcy petition. The plaintiffs claimed that (a) they were fraudulently induced to invest in GEM and to forego their conversion rights, (b) GEM wrongfully transferred assets to a predecessor corporation of ours and (c) they were entitled to damages equal to an 8.72% interest in GEM, and as such, in us. The case has been tried, and the Court issued a Memorandum of Decision, dated May 19, 1999, ruling that we were unrelated to GEM, and ruling against Mr. Gruder on two counts. Plaintiffs in the Civil Action were awarded a judgment of $175,000, plus interest and attorney's fees against Mr. Gruder on these claims. A hearing was subsequently held on the issue of attorneys' fees, and fees and expenses of approximately $400,000 (half of what was requested) were awarded. The plaintiffs have appealed from the rulings of the Superior Court denying their claims to convert their notes into our stock and reducing their request for attorneys' fees, and Mr. Gruder has cross-appealed from the relief awarded against him. The appeal has not yet been scheduled for argument. The same persons comprising the plaintiffs in the Civil Action and the Chapter 7 trustee filed a motion to open GEM's Chapter 7 bankruptcy case.; the trustee's motion was granted. The plaintiffs have filed proofs of claim seeking to recover, through the bankruptcy proceeding, the interest in us that the court declined to award in the Civil Action. The trustee has initiated an adversary proceeding against Mr. Gruder seeking the turnover of his shares in our common stock and the proceeds of any sales thereof on the theory that Gem had a property interest in the shares. We are not a party to the GEM bankruptcy case. It is expected that litigation will continue concerning the validity of the above-described claims. Mr. Gruder has agreed to indemnify and hold us harmless in the event of a judgement against us. In exchange, we have agreed to bear all costs of the Civil Action and the GEM bankruptcy case for Mr. Gruder and ourselves. (See "Certain Relationships and Related Party Transactions").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders during the fourth quarter of the year ended December 31, 2000.

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

         The following tables set forth the high and low sale prices on the National Market for the years ended December 31, 1999 and 2000.

For Year Ended December 31, 1999                           High           Low
--------------------------------------------------        -------        ------
1st Quarter Ended March 31, 1999                          $14.000        $4.500
2nd Quarter Ended June 30, 1999                           $ 5.813        $1.625
3rd Quarter Ended September 30, 1999                      $ 3.063        $1.688
4th Quarter Ended December 31, 1999                       $10.875        $0.688

For Year Ended December 31, 2000                           High           Low
--------------------------------------------------        -------        ------
1st Quarter Ended March 31, 2000                          $28.938        $7.875
2nd Quarter Ended June 30, 2000                           $18.000        $4.938
3rd Quarter Ended September 30, 2000                      $10.250        $2.656
4th Quarter Ended December 31, 2000                       $ 6.375        $1.250

         The tables set forth above were for periods as reported by the National Association of Securities Dealers Corporate composite feed and NASDAQ. The figures represent inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

BENEFICIAL HOLDERS

         As of March 19, 2001, the number of beneficial holders of our common stock was approximately 17,400, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

DIVIDENDS

         We have not paid any cash dividends since our inception. By reason of our present financial status and contemplated future financial requirements, we do not anticipate paying any cash dividends in the foreseeable future. (See "Risk Factors -- We Do Not Plan To Pay Cash Dividends On Our Stock.")

CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a letter agreement and shareholder approval at our May 26, 2000 Annual Shareholder Meeting, we issued 1,000,000 shares of our common stock to King LLC ("King") in full satisfaction of all outstanding principal and interest due to King from us under convertible debentures. In connection with the convertible debentures, King elected to exercise its warrants pursuant to a cashless exercise provision, and we issued to King a total of 236,856 shares or our common stock.

         On June 7, 2000, we completed a private placement and issued 165,714 shares of our Series A Preferred Stock to various stockholders, that may be converted into at least 1,657,140 shares of our common stock. The shares of Preferred Stock were later reset to include an additional issuance of 58,380 shares of Preferred Stock convertible into 583,890 shares of our common stock.

         In connection with that private placement, we issued (1) warrants to these stockholders to purchase up to 828,570 shares of our common stock originally at an exercise price of $7.00 per share, which exercise price has been reset to $3.194 and (2) warrants to Stonegate Securities Inc. ("Stonegate") to purchase 16,572 shares of our Series A Preferred Stock, at an exercise price of $70.00 per share, which are then convertible into at least 165,720 shares of our common stock.

         Pursuant to an agreement between us and James H. McLaughlin, we issued Mr. McLaughlin warrants to purchase 15,000 shares of our common stock at an exercise price of $2.00.

         Pursuant to an agreement between us and Richard J. Blumberg, we issued Mr. Blumberg warrants to purchase 15,000 shares of our common stock at an exercise price of $4.50.

         Pursuant to the partial settlement of a lawsuit, we issued 10,000 shares of our common stock to William A. DeGruchy.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for each of the three years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from our audited consolidated financial statements.

         Selected Financial Data

                                                                         YEARS ENDING DECEMBER 31ST
                                                                        (000, EXCEPT PER SHARE DATA)
                                                -----------------------------------------------------------------------------
                                                  2000             1999             1998             1997              1996
Net Revenue                                     $  4,666         $    281         $     --         $     --         $    --
Payroll and related costs
                                                   8,037            5,581            1,164              835             218
Net Loss From
  Continuing Operations                          (12,440)         (12,031)          (3,292)          (2,022)         (1,339)
Net (Loss) Earnings                              (12,440)         (24,579)           1,398           (7,797)         (5,133)
Net Loss from continuing
  Operations Per Common Share                   $  (0.42)        $  (0.62)        $  (0.19)        $  (0.13)        $ (0.11)
Total Assets                                      17,489           16,711           23,471           18,866           2,869
Long Term Obligations                                 --            2,092              121              101              --
Cash Dividend                                         --               --               --               --              --

         Prior to the second quarter of 1997, our operations were focused on research and development and any revenue up to that time was derived from the sale of computer language translation services (using the SmartCode technology). During the second quarter of 1997, we began using our modified SmartCode technology as an automated solution to the Y2K Problem for our customers. Essentially all of our revenues for 1997, 1998 and the majority of 1999 were generated from our Y2K solution business. However, as the Y2K business had a predefined end date, it became necessary to discontinue our Y2K operations and enter into a new business model. During 1999, we changed the name of the company from Alydaar Software Corporation to Information Architects Corporation and began software development efforts on our newly acquired SmartCode software technology for the Internet. All of our 1999 and 2000 continuing operations data reflect revenues and expenses related to the Internet business and the SmartCode suite of products. Discontinued operations reflect the revenue and expense related to the Y2K operations. The fixed costs of maintaining an ongoing business, such as management overhead and facilities, have been allocated to continuing operations for prior years for consistency. The selected financial data may not be indicative of future operating results.

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

         The SmartCode Framework is a patented, Java-based and open Internet technology that seeks to address the market need for the convergence of multiple data management strategies, including content management, knowledge management, document management and data warehousing. Without moving the original data, SmartCode provides a personalized view of the information that is independent from the software application. The "digital content" from multiple sources may be delivered to the end user in a real-time Internet browser presentation, providing interaction and update capability, as well.

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

         In 2000, we used stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice. Due to the volatility of our stock price, we expect that the profit and loss impact for continuing this practice could be substantial.

         During 2000, we incurred costs for the development of our SmartCode technology and related products and additional costs related to training personnel. We believe that our success is dependent upon continuing product development and increasing our customer base. Therefore, we anticipate hiring additional programmers and sales personnel during 2001. We intend to invest heavily in sales, marketing and research and development on an on-going basis.

         On March 9, 2001, we implemented a corporate-wide cost improvement program with the specific objective of reducing our monthly cash usage and positioning ourselves to effectively weather the current market climate. In connection with this program, staffing requirements will place increased demands on the management structure as well as our support systems and processes. We will need to invest in the appropriate operational systems, management structure and procedures and controls necessary to support this change.

         In 2000, as we continued the development of the SmartCode product suite, we invested in some "proof of concept" activity to introduce the products we offer. We may continue to invest in introducing new concepts into the Internet marketplace as we go forward. These investments have up front costs with delayed revenue, if any, and could impact both the timing of our revenue and our net income or loss. These investments may also cause volatility in our quarter-to-quarter results.

         Our complex SmartCode sales process combined with our start-up environment may result in substantial swings in quarterly results or delays in revenue recognition. This may also cause us to miss analysts and market expectations that could result in substantial stock price reductions.

         We have been pleased with the response to our SmartCode offering to date. However, the launching of our Internet offering is still in its early stages. We anticipate continuing favorable responses, but our potential must be evaluated from the perspective of a start-up Internet opportunity in its early stages of development. Some of these risks include, but are not limited to, the impact of start-up and acquisition costs, the volatility of the emerging Internet marketplace, the ability to gain an edge on our competition, proper visibility and government regulation in the Internet sector. Other risks that we face include, but are not limited to, the ability to effectively penetrate the e-commerce marketplace, hire and retain quality personnel, successfully implement our marketing strategies, and develop ongoing technologies ahead of our competitors. There are no assurances that we will succeed in addressing any or all of these risks. (See "Risk Factors")

RESULTS OF OPERATIONS FOR 2000, 1999 AND 1998

         The following table sets forth certain statements of operations data as a percentage of revenue for the indicated periods. The information has been derived from the financial statements contained in this report. Results for any period contained in this report should not be considered as an indication of results for any future period.

INFORMATION ARCHITECTS CORPORATION CONSOLIDATED STATEMENTS
OF OPERATIONS PERCENTAGE OF TOTAL REVENUE

                                                                                          YEARS ENDED DECEMBER 31
                                                                             2000                  1999                  1998
                                                                         ------------          ------------          ------------
REVENUE:
  Product license                                                                15.4%                  0.0%                  n/a
  Services                                                                       84.6%                100.0%                  n/a
                                                                         ------------          ------------          ------------
     Total revenue                                                              100.0%                100.0%                  n/a
COST OF REVENUE                                                                  62.0%                  0.0%                  n/a
                                                                         ------------          ------------          ------------
GROSS PROFIT                                                                     38.0%                100.0%                  N/A
OPERATING EXPENSES
  Sales and marketing                                                           115.3%                723.1%                  n/a
  Research and development                                                       38.8%                853.5%                  n/a
  General and administrative                                                    135.3%               1827.3%                  n/a
  Depreciation and amortization                                                  28.8%                358.8%                  n/a
                                                                         ------------          ------------          ------------
                                                                                318.2%               3762.7%                  n/a
                                                                         ------------          ------------          ------------
LOSS FROM OPERATIONS                                                           -280.2%              -3662.7%                  N/A
OTHER INCOME (EXPENSE)                                                           13.6%               -625.7%                  N/A
                                                                         ------------          ------------          ------------
LOSS FROM CONTINUING OPERATIONS                                                -266.6%              -4288.4%                  N/A
Discontinued Operations:
   (Loss) earnings from operations of discontinued business,
     net of income tax benefit of $-0-, $-0- and
     $1,200,000 respectively                                                      0.0%              -1917.0%                  n/a
   Loss on disposal of discontinued business including
      provision of $150,000 for operating losses during
      phase out period, net of taxes                                              0.0%              -2555.8%                  n/a
                                                                         ------------          ------------          ------------
                                                                                  0.0%              -4472.8%                  n/a
                                                                         ------------          ------------          ------------
NET LOSS                                                                       -266.6%              -8761.2%                  N/A
                                                                         ============          ============          ============
Basic:
  Loss per share from continuing operations                              $      (0.42)         $      (0.62)         $      (0.19)
  Loss per share from discontinued operations                            $         --          $      (0.65)         $        .27
                                                                         ------------          ------------          ------------
  Net loss per share                                                     $      (0.42)         $      (1.27)         $       0.08
                                                                         ============          ============          ============
Diluted:
  Loss per share from continuing operations                              $      (0.42)         $      (0.63)         $      (0.19)
  Loss per share from discontinued operations                            $         --          $      (0.65)         $       0.27
                                                                         ------------          ------------          ------------
  Net loss per share                                                     $      (0.42)         $      (1.28)         $        .08
                                                                         ============          ============          ============
Weighted average common shares outstanding:
   Basic                                                                   29,706,524            19,340,838            17,446,467
                                                                         ============          ============          ============
   Diluted                                                                 29,706,524            19,144,541            17,584,510
                                                                         ============          ============          ============

         CONTINUING OPERATIONS -- Our SmartCode Framework Internet business is our only continuing operations as of December 31, 2000. As of December 31, 1999, we discontinued all Y2K business, and the corresponding revenue and expense is reflected as discontinued operations. The only operating numbers for 1998 on the Consolidated Statement of Operations are allocated infrastructure costs, such as management and facilities, we are required to have as an "ongoing entity".

         Our loss from continuing operations was $12.4 million for 2000 compared to a loss of $12.0 million in 1999, for a change of $.4 million or 3%.

         Revenue for 2000 increased by $4.4 million or 1,466% to $4.7 million from $.3 million in 1999. This change was due primarily to the increased acceptance of SmartCode in the market.

      Operating expenses for 2000 and 1999 were $14.8 million and $10.6 million, respectively, an increase of $4.2 million or 40%. This increase was comprised of an increase in Sales and Marketing of $3.3 million, a decrease in

Research and Development of $.6 million, an increase in General and Administrative of $1.2 million and an increase in Depreciation and Amortization of $.3 million.

         The Sales and Marketing costs increased to $5.4 million in 2000 as compared to $2.0 million in 1999, an increase of $3.3 million. This increase was due primarily to an increase in advertising and marketing costs of $1.6 million or 267%, which increased from $.6 million in 1999 to $2.2 million in 2000. Payroll also increased from $1.2 million in 1999 to $2.8 million in 2000 for a change of $1.6 million or 133%.

         The Research and Development costs decreased to $1.8 million in 2000 versus $2.4 million in 1999, a decrease of $.6 million. This was due primarily to a decrease in payroll from $2.1 million in 1999 to $1.4 million in 2000 for a change of $.7 million or 33%. Rent expense increased from $.1 million in 1999 to $.3 million in 2000, an increase of $.2 million or 200%.

         The General and Administrative costs increased to $6.3 million in 2000 versus $5.13 million in 1999, an increase of $1.2 million. This increase was due to an increase in fees paid to the SEC and professional fees of $.3 million or 50%, which increased from $.6 million in 1999 to $.9 million in 2000. Payroll also increased from $2.3 million in 1999 to $2.5 million in 2000 for a change of $.2 million or 9%.

         Other income increased to $.6 million versus $.2 million in 1999. This change primarily relates to a change in Interest income and Interest expense. Interest income increased from $.05 million in 1999 to $.7 million in 2000, a change of $.65 million or 1,444%. This was due primarily to larger cash balances throughout 2000. Interest expense was reduced from $.9 million in 1999 to $.1 million in 2000, due to all corporate debt being eliminated. In 2000 there were no costs incurred in connection to possible acquisitions.

INFORMATION ARCHITECTS CORPORATION DISCONTINUED STATEMENT
OF OPERATIONS PERCENTAGE OF TOTAL REVENUE

                                                                                          YEARS ENDED DECEMBER 31
                                                                         --------------------------------------------------------
                                                                             2000                  1999                  1998
                                                                         ------------          ------------          ------------
Revenues                                                                     n/a                      100.0%                100.0%
Expenses:
   Payroll and related costs                                                 n/a                       92.7%                 65.0%
   Rent and occupancy                                                        n/a                        5.5%                  4.1%
   Advertising and promotion                                                 n/a                        1.9%                  2.2%
   Depreciation and amortization                                             n/a                        9.5%                  4.8%
   Bad Debt Expense                                                          n/a                        3.1%                  1.4%
   Other operating expenses                                                  n/a                       16.6%                  9.5%
                                                                         ------------          ------------          ------------
                                                                             n/a                      129.3%                 87.0%
                                                                         ------------          ------------          ------------
      (Loss) earnings from operations                                        n/a                      -29.3%                 13.0%
Other Income (Expenses)                                                      n/a                      -49.2%                 -0.4%
                                                                         ------------          ------------          ------------
(Loss) earnings before tax benefit                                           n/a                      -78.5%                 12.6%
Income Tax Benefit                                                           n/a                        0.0%                 -4.3%
                                                                         ------------          ------------          ------------
Net (Loss) Earnings                                                          n/a                      -78.5%                 16.9%
                                                                         ============          ============          ============

Net (Loss) earnings per common share
   Basic                                                                 $         --          $      (0.65)         $       0.27
                                                                         ============          ============          ============
   Diluted                                                               $         --          $      (0.65)         $       0.27
                                                                         ============          ============          ============

Weighted average common shares outstanding
   Basic                                                                 $ 29,706,524          $ 19,340,838          $ 17,446,467
                                                                         ============          ============          ============
   Diluted                                                               $ 29,706,524          $ 19,144,541          $ 17,584,510
                                                                         ============          ============          ============

         DISCONTINUED OPERATIONS -- Our Y2K business has been accounted for as discontinued operations as of December 31, 1999 and prior year financial information has been restated. For the year ending December 31, 2000, the discontinued operations did not generate any income or expense.

         Our loss from discontinued operations was $5.4 million for 1999 compared to earnings of $4.7 million in 1998, a change of $10.1 million or 215% from 1998. In addition, 1999 also included a $7.2 million loss from the disposal of discontinued operations.

         Revenue for 1999 decreased by $11.8 million or 42% from the 1998 Y2K revenue. The 1999 decrease was the result of a decline in demand for Y2K services as the Y2K deadline drew to a close and as companies focused their internal resources to resolve the Y2K issues. In addition, the market initiated a shift in service mix resulting in a higher percentage of validation services in 1999 that yielded a substantially lower price per unit versus 1998, which had a larger percentage of the higher priced remediation services.

         Operating expenses for discontinued operations in 1999 decreased by $3.5 million or 14.6% versus 1998. In 1998, we received the highest amount of revenue from our Y2K business, and we increased staff that year to our highest number of employees in anticipation of ongoing Y2K business. In 1999 it became evident that Y2K was not going to be as large a market as previously believed so we began reducing staff size and expenses. The majority of our savings came in the second half of 1999, thereby creating a slight improvement over 1998 levels.

         Payroll and related costs comprised the majority of discontinued operating expenses. For the years 1999 and 1998 payroll and related costs were 72% and 75% of total operating expense, respectively. From 1998 to 1999, payroll and related costs decreased $3.3 million or (18.0%) reflecting our staff reductions as the Y2K business began to decline.

         Depreciation expense for 1999 increased $0.2 million or 14.7% over 1998. This reflects the proportionate increase in assets required to support the substantially larger staff size.

         Rent and occupancy expense for 1999 decreased $0.3 million or 23.1% from 1998. Other expenses for 1999 decreased by $0.2 million (5.6%) from 1998. Increased legal costs for financing and acquisitions for 1999 were offset by reduced advertising costs.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operations totaled $10,860,018 in 2000 as compared with $7,756,442 in 1999. The increase in cash used relates to the net loss sustained during the year, plus working capital changes.

         At December 31, 2000, we had working capital of $11.3 million as compared to $7.0 million of working capital at December 31, 1999, an increase of $4.3 million or 61%. This increase was attributable to the proceeds from our equity financing. We had cash and cash equivalents of $11.3 million at December 31, 2000, compared to cash and cash equivalents of $7.4 million at December 31, 1999, an increase of $3.9 million or 53%.

         In addition to funding operations in 2000, cash flow was used to purchase approximately $.1 million of office furniture and computer equipment and $0.4 million of software. During 2000 all capital lease obligations were extinguished. We anticipate that year 2001 purchases for furniture and equipment will be less than $0.5 million.

         In 2000 our primary sources of cash, other than from operating activities, were derived from equity financing. In June 2000 we received $11.0 million of equity financing placed by Stonegate Securities, Inc. Throughout 2000, we received $5.4 million of equity financing from the exercise of options and warrants. These funds will be used to finance continued operations, product development and marketing.

         We believe that the combination of present cash balances, future operating cash flows, cash provided by the sale of stock, equity financing arrangement or alternative working capital financing obtained by us will be adequate to fund our growth and provide adequate liquidity for the near-term foreseeable future. However, we expect to experience significant growth in our operating expenses, especially in our sales and marketing expenses as well as our research and development expenses. Therefore, we expect our operating expenses and capital expenditures to constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, products or technology. In the event that additional financing is required, there is no assurance that we will be able to raise it on acceptable terms or at all. The failure to acquire additional finding when required could have a material adverse effect on us.

IMPACT OF INFLATION

         We believe that inflation will not have a material impact on our future operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We had no market risk sensitive instruments, positions or transactions at December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be set forth in our Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000 (the "2001 Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be set forth in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in the 2001 Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   The following consolidated financial statements of Information
                  Architects Corporation are included in Item 8:
                  Consolidated Statements of Operations for the years ended
                  December 31, 2000, 1999 and 1998
                  Consolidated Balance Sheets at December 31, 2000 and 1999
                  Consolidated Statements of Cash Flows for the years ended
                  December 31, 2000, 1999 and 1998
                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
                  Notes to Consolidated Financial Statements for the years ended
                  December 31, 2000, 1999 and 1998 Report of Holtz Rubenstein &
                  Co. LLP., Independent Auditors

            (2)   Financial Statement Schedules: None

            (3)   List of Exhibits

            10.1 Subscription Agreement, dated as of June 7, 2000, between us and the Investors (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 9, 2000,
                  File No. 0-22325).

            10.2 Form of Warrant to purchase shares of common stock, dated as of June 7, 2000, issued by us to the Investors (incorporated herein by reference to the Registrant's Current Report on Form
                  8-K dated June 9, 2000, File No. 0-22325).

            10.3 Warrant to purchase shares of preferred stock, dated as of June 7, 2000, issued by us to Stonegate Securities, Inc.
                  (incorporated herein by reference to the Registrant's Current
                  Report on Form 8-K dated June 9, 2000, File No. 02-22325).

         (b)      Reports on Form 8-K

                  Form 8-K filed on June 9, 2000
                  The form reports a press release issued by us on June 8, 2000, announcing the private placement of convertible preferred stock and warrants for common stock and the report includes agreements related to the placement.

                  Form 8-K filed on December 15, 2000
                  The form reports the issuance of additional shares of preferred stock and the reset of the exercise price of common stock associated with the June 7, 2000 private placement.

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

                       INFORMATION ARCHITECTS CORPORATION


                                    By: /s/ ROBERT F. GRUDER
                                    ------------------------------------
                                    Robert F. Gruder
                                    Chief Executive Officer and Chairman

Dated:  March 23, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 23, 2001, by the following persons on our behalf and in the capacities indicated.

SIGNATURE                         TITLE                                  DATE
-----------------------           -----------------------------          -------------
/s/ Robert F. Gruder              Chief Executive Officer                March 23, 2001
-----------------------           and Chairman of the Board
(Robert F. Gruder)                (Principal Executive Officer)


/s/ J. Wayne Thomas               Chief Financial Officer                March 23, 2001
-----------------------           (Principal Financial and
(J. Wayne Thomas)                 Accounting Officer)


/s/ Thomas J. Dudchik             Senior Vice President and              March 23, 2001
-----------------------           Director
(Thomas J. Dudchik)


/s/ Richard J. Blumberg           Director                               March 23, 2001
-----------------------
(Richard J. Blumberg)


/s/ James H. McLaughlin           Director                               March 23, 2001
-----------------------
(James H. McLaughlin)

                              INDEX TO THE EXHIBITS

         10.1 Subscription Agreement, dated as of June 7, 2000, between us and the Investors (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 9, 2000,
                  File No. 0-22325).

         10.2 Form of Warrant to purchase shares of Common Stock, dated as of June 7, 2000, issued by us to the Investors (incorporated herein by reference to the Registrant's Current Report on Form
                  8-K dated June 9, 2000, File No. 0-22325).

         10.3 Warrant to purchase shares of Preferred Stock, dated as of June 7, 2000, issued by us to Stonegate Securities, Inc.
                  (incorporated herein by reference to the Registrant's Current
                  Report on Form 8-K dated June 9, 2000, File No. 02-22325).


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
Independent auditors' report                                                 F-2

Consolidated balance sheets                                                  F-3

Consolidated statements of operations                                        F-4

Consolidated statement of stockholders' equity                         F-5 - F-6

Consolidated statements of cash flows                                        F-7

Notes to consolidated financial statements                            F-8 - F-17

                          Independent Auditors' Report

Board of Directors and Stockholders
Information Architects Corporation and Subsidiary
Charlotte, North Carolina

We have audited the consolidated balance sheets of Information Architects Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation and Subsidiary as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ HOLTZ RUBENSTEIN & CO., LLP
                           HOLTZ RUBENSTEIN & CO., LLP

         Melville, New York
         January 25, 2001


                                       F2

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31
                                                                                        ---------------------------------
                                                                                            2000                 1999
                                                                                        ------------         ------------
   ASSETS
CURRENT ASSETS
Cash                                                                                    $ 11,342,455         $  7,398,252
Accounts receivable, net of allowance of $50,000 and $100,000 for 2000
and 1999, respectively                                                                       718,449            2,521,781
Earned and unbilled revenue                                                                   87,320               63,229
Prepaid expenses                                                                             172,051              226,607
Loan receivable, officers                                                                         --               14,624
Other receivables                                                                             35,632              148,010
                                                                                        ------------         ------------
   TOTAL CURRENT ASSETS                                                                   12,355,907           10,372,503

PROPERTY AND EQUIPMENT, NET                                                                2,113,484            2,970,123
SOFTWARE COSTS, NET                                                                        1,101,875            1,169,167
TRADEMARKS, NET                                                                               73,439               82,021
DEFERRED TAX ASSET                                                                         1,800,000            1,800,000
OTHER ASSETS                                                                                  44,225              317,189
                                                                                        ------------         ------------

                                                                                        $ 17,488,930         $ 16,711,003
                                                                                        ============         ============

   LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                        $    316,482         $  1,961,385
Accrued payroll and commissions                                                               34,903               39,116
Other current liabilities                                                                    715,649              927,131
Unearned revenue                                                                              24,787               71,906
Current portion of capital lease obligation                                                       --              202,431
Note payable                                                                                      --              175,000
                                                                                        ------------         ------------
   TOTAL CURRENT LIABILITIES                                                               1,091,821            3,376,969

CONVERTIBLE DEBENTURE PAYABLE                                                                     --            1,939,760

CAPITAL LEASE OBLIGATION                                                                          --              151,774

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized; 185,087 and 0
     shares issued and outstanding respectively                                                  185                   --
Common stock, $.001 par value, 50,000,000 shares authorized; 30,952,489 and
     27,495,515 shares issued and outstanding respectively                                    30,952               27,496
Additional paid-in capital                                                                66,103,272           48,547,900
Deficit                                                                                  (49,716,427)         (37,276,045)
Accumulated other comprehensive loss                                                         (20,873)             (56,851)
                                                                                        ------------         ------------
                                                                                          16,397,109           11,242,500
                                                                                        ------------         ------------

                                                                                        $ 17,488,930         $ 16,711,003
                                                                                        ============         ============

See notes to consolidated financial statements


                                       F3

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               YEARS ENDED
                                                                                               DECEMBER 31
                                                                         --------------------------------------------------------
                                                                             2000                  1999                   1998
REVENUE:
  Product license                                                        $    716,783          $         --          $         --
  Services                                                                  3,948,963               280,549                    --
                                                                         ------------          ------------          ------------
     Total revenue                                                          4,665,746               280,549                    --

COST OF REVENUE                                                             2,891,393                    --                    --
                                                                         ------------          ------------          ------------
GROSS PROFIT                                                                1,774,353               280,549                    --
                                                                         ------------          ------------          ------------
OPERATING EXPENSES
  Sales and marketing                                                       5,377,433             2,028,505                    --
  Research and development                                                  1,811,275             2,394,454                    --
  General and administrative                                                6,313,150             5,126,608             2,688,232
  Depreciation and amortization                                             1,346,333             1,006,685               506,706
                                                                         ------------          ------------          ------------
                                                                           14,848,191            10,556,252             3,194,938
                                                                         ------------          ------------          ------------
LOSS FROM OPERATIONS                                                      (13,073,838)          (10,275,703)           (3,194,938)
                                                                         ------------          ------------          ------------
OTHER INCOME (EXPENSE)
  Interest income                                                             698,216                44,921                    --
  Interest expense                                                           (126,978)             (870,088)              (97,331)
  Acquisition costs                                                                --              (597,452)                   --
  Loan and Investment Banking Costs                                                --              (120,571)                   --
  Other                                                                        62,218              (212,137)                   --
                                                                         ------------          ------------          ------------
                                                                              633,456            (1,755,327)              (97,331)
                                                                         ------------          ------------          ------------
LOSS FROM CONTINUING OPERATIONS                                           (12,440,382)          (12,031,030)           (3,292,269)
                                                                         ------------          ------------          ------------

Discontinued Operations:
   (Loss) earnings from operations of discontinued business,
     net of income tax benefit of $-0-, $-0- and
     $1,200,000 respectively                                                       --            (5,378,140)            4,689,809

   Loss on disposal of discontinued business including
      provision of $150,000 for operating losses
      during phase out period, net of taxes                                        --            (7,170,308)                   --
                                                                         ------------          ------------          ------------
                                                                                   --           (12,548,448)            4,689,809
                                                                         ------------          ------------          ------------

NET (LOSS) EARNINGS                                                      $(12,440,382)         $(24,579,478)         $  1,397,540
                                                                         ============          ============          ============

Basic:
  Loss per share from continuing operations                              $      (0.42)         $      (0.62)         $      (0.19)
  Loss per share from discontinued operations                            $         --          $      (0.65)         $       0.27
                                                                         ------------          ------------          ------------
  Net (loss) earnings per share                                          $      (0.42)         $      (1.27)         $       0.08
                                                                         ============          ============          ============

Diluted:
  Loss per share from continuing operations                              $      (0.42)         $      (0.63)         $      (0.19)
  Loss per share from discontinued operations                            $         --          $      (0.65)         $       0.27
                                                                         ------------          ------------          ------------
  Net (loss) earnings per share                                          $      (0.42)         $      (1.28)         $       0.08
                                                                         ============          ============          ============

Weighted average common shares outstanding:
   Basic                                                                   29,706,524            19,340,838            17,446,467
                                                                         ============          ============          ============
   Diluted                                                                 29,706,524            19,144,541            17,584,510
                                                                         ============          ============          ============

See notes to consolidated financial statements


                                       F4

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity

                                              Preferred Stock            Common Stock
                                            --------------------    ------------------------      Additional
                                               Shares                  Shares                       Paid In
                                            Outstanding   Amount    Outstanding      Amount         Capital          Deficit
                                            -----------   ------    -----------      -------      -----------      ------------
Balance, January 1, 1998                           --      $ --      17,808,728      $17,809      $30,113,284      $(14,094,107)
Comprehensive income:
  Net earnings                                                                                                        1,397,540
  Translation adjustment
Comprehensive income
Issuance of securities for services                                       1,900            2           13,798
Issuance of securities under
  employee stock purchase plan                                           18,583           19          223,323
Shares issued from exercise of
  stock options/warrants                                                113,475          113          705,550
Conversion of debt for equity                                             8,000            8           55,779
Retirement of treasury stock                                           (445,000)        (445)
                                              -------      ----      ----------      -------      -----------      ------------
Balance, December 31, 1998                         --        --      17,505,686      $17,506      $31,111,734       (12,696,567)
Comprehensive loss:
  Net loss                                                                                                          (24,579,478)
  Translation adjustment
Comprehensive loss
Issuance of common shares
  for cash, net                                                       4,033,932        4,034        6,935,136
Issuance of securities for services                                     457,905          459        2,737,006
Shares issued from exercise of
  stock options/warrants                                                189,217          189          285,233
Contribution by major shareholder                                                                   2,045,482
Issuance of securities under
  employee stock purchase plan
                                                                         54,497           54          205,016
Conversion of debt for equity
                                                                      5,320,955        5,321        5,628,226
Satisfaction of warrant receivable
                                                                        (66,677)         (67)        (399,933)
                                              -------      ----      ----------      -------      -----------      ------------
Balance, December 31, 1999                         --        --      27,495,515       27,496       48,547,900       (37,276,045)
Comprehensive loss:
  Net loss                                                                                                          (12,440,382)
  Translation adjustment
Comprehensive loss
Issuance of preferred shares
  for cash, net                               224,103       224                                    10,883,527
Issuance of securities for services                                                                   143,745
Shares issued from exercise of
  stock options/warrants                                              2,012,936        2,012        4,579,631
Issuance of securities under
  employee stock purchase plan                                           43,878           44          121,505
Issuance of securities for settlement                                    10,000           10           78,115
Conversion of preferred shares
  for common shares                           (39,016)      (39)        390,160          390             (351)
Conversion of debt for equity                                         1,000,000        1,000        1,749,200
                                              -------      ----      ----------      -------      -----------      ------------
                                              185,087      $185      30,952,489      $30,952      $66,103,272      $(49,716,427)
                                              =======      ====      ==========      =======      ===========      ============

See notes to consolidated financial statements


                                       F5

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity (continued)

                                                  Other              Treasury Stock           Receivable          Total
                                              Comprehensive      ----------------------      From Warrant      Shareholders'
                                                  Income          Shares         Amount        Exercise           Equity
                                              -------------      --------        ------      ------------      -------------
Balance, January 1, 1998                        $(26,924)        (445,000)        $(445)       $(90,000)        $15,919,617
                                                --------         --------         -----        --------         -----------
Comprehensive income:
  Net earnings                                                                                                    1,397,540
  Translation adjustment                           3,824                                                              3,824
                                                                                                                -----------
Comprehensive income                                                                                              1,401,364
Issuance of securities for services                                                              90,000             103,800
Issuance of securities under
  Employee stock purchase plan                                                                                      223,342
Shares issued from exercise of
Stock options/warrants                                                                         (320,750)            384,913
Conversion of debt for equity                                                                                        55,787
Retirement of treasury stock                                       45,000           445                                  --
                                                --------         --------         -----        --------         -----------
Balance, December 31, 1998                       (23,100)              --            --        (320,750)         18,088,823
Comprehensive loss:
  Net loss:                                                                                                      24,579,478)
  Translation adjustment                         (33,751)                                                           (33,751)
                                                                                                                -----------
Comprehensive loss                                                                                              (24,613,229)
Issuance of common shares
  for cash, net                                                                                                   6,939,170
Issuance of securities for services                                                                               2,737,465
Shares issued from exercise of
  stock options/warrants                                                                                            285,422
Contribution by major shareholder                                                                                 2,045,482
Issuance of securities under
  employee stock purchase plan                                                                                      205,070
Conversion of debt for equity                                                                                     5,633,547
Satisfaction of warrant receivable                                                              320,750             (79,250)
                                                --------         --------         -----        --------         -----------
Balance, December 31, 1999                       (56,851)              --            --              --          11,242,500
Comprehensive loss:
  Net loss                                                                                                      (12,440,382)
  Translation adjustment                          35,978                                                             35,978
                                                                                                                -----------
Comprehensive loss                                                                                              (12,404,404)
Issuance of preferred shares
  for cash, net                                                                                                  10,883,751
Issuance of securities for services                                                                                 143,745
Shares issued from exercise of
  stock options/warrants                                                                                          4,581,643
Issuance of securities under
  employee stock purchase plan                                                                                      121,549
Issuance of securities for settlement                                                                                78,125
Conversion of preferred shares
  for common shares                                                                                                      --
Conversion of debt for equity                                                                                     1,750,200
                                                --------         --------         -----        --------         -----------
                                                $(20,873)              --         $  --        $     --         $16,397,109
                                                ========         ========         =====        ========         ===========

See notes to consolidated financial statements


                                       F6

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                              ----------------------------------------------------
                                                                                  2000                 1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss) Earnings                                                         $(12,440,382)        $(24,579,478)        $1,397,540
  Adjustments to reconcile net (loss) earnings to net
     cash (used in) provided by operating activities:
        Stock based compensation                                                   120,750               54,320            103,800
        Allowance for doubtful accounts                                            (50,000)                  --            (15,000)
        Depreciation and amortization                                            1,346,333            2,531,083          1,835,718
        (Gain) loss on disposal of equipment                                       (14,187)             441,356              1,127
        Loss on disposal of Y2K assets                                                  --            7,020,308                 --
        Non cash expenses                                                          164,246            1,007,426                 --
        Deferred tax benefit                                                            --                   --         (1,200,000)
        Decrease (increase) in assets:
            Accounts receivable                                                  1,853,332            2,709,335            (60,495)
            Earned and unbilled revenue                                            (24,091)           2,149,807           (915,050)
            Prepaid expenses and other current assets                               54,556               78,014            (54,821)
       (Decrease) increase in liabilities:
           Accounts payable                                                     (1,321,339)             619,735            335,728
           Accrued payroll and commissions                                          (4,213)            (243,399)           (67,485)
           Other current liabilities                                              (423,904)             383,145            179,555
           Unearned revenue                                                       (121,119)              71,906            (49,497)
                                                                              ------------         ------------         ----------
      Total adjustments                                                          1,580,364           16,823,036             93,580
                                                                              ------------         ------------         ----------
      Net cash (used in) provided by
          operating activities                                                 (10,860,018)          (7,756,442)         1,491,120
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                                          (137,255)          (1,517,392)          (675,511)
   Proceeds from disposal of equipment                                                  --               38,129             37,237
   Additions of computer software                                                 (350,269)            (604,707)        (2,528,756)
   Additions of trademarks                                                              --              (85,827)                --
   Decrease (increase) in other assets                                              34,910             (220,003)            43,844
   Decrease (increase) in other receivables                                         69,036             (148,010)           435,000
                                                                              ------------         ------------         ----------
      Net cash used in investing activities                                       (383,578)          (2,537,810)        (2,688,186)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock                                              16,416,814            8,584,165            608,255
   Stock issuance costs                                                           (745,399)            (442,926)                --
   Advances to stockholders                                                        (83,285)            (425,113)                --
   Repayment from stockholders                                                          --              324,560                 --
   Loans from stockholders                                                              --              500,000          2,628,147
   Repayment of stockholders' loans                                                     --           (1,511,171)          (532,981)
   Proceeds from loans                                                                  --            9,000,000                 --
   Repayment of loans                                                             (175,000)          (1,050,000)                --
   Repayment of capital lease obligations                                         (225,331)            (249,581)           (70,709)
                                                                              ------------         ------------         ----------
       Net cash provided by financing activities                                15,187,799           14,729,934          2,632,712
                                                                              ------------         ------------         ----------
NET INCREASE IN CASH                                                             3,944,203            4,435,682          1,435,646
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                          7,398,252            2,962,570          1,526,924
                                                                              ------------         ------------         ----------
CASH AND EQUIVALENTS, END OF YEAR                                             $ 11,342,455         $  7,398,252         $2,962,570
                                                                              ============         ============         ==========

See notes to consolidated financial statements


                                       F7

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE YEARS ENDED DECEMBER 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a.       Description of business

                           The Company delivers information management solutions
                  that empower e-business to securely distribute content and functionality across the Internet. The Company's aggregation and syndication solutions enable the development and management of global content and functionality syndication from one source to any website or Internet accessible device. Its aggregation technology enable users to access content and commerce functionality from any source enhancing the overall user experience, promoting site loyalty, and augmenting e-commerce-generated revenues.

                           The Company reported losses from continuing
                  operations approximating $12,440,000, $12,031,000 and $3,293,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, revenues from the e-commerce business segment approximated $4,666,000, $280,000 and $0 for the years ended 2000, 1999 and 1998, respectively.

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

         c.       Cash and cash equivalents

                           For purposes of the cash flow statement, the Company
                  considered all highly liquid debt instruments purchased with a maturity of three months or less to be cash and/or cash equivalents. The cash balance at December 31, 2000 includes restricted cash of $750,000. This cash is being used to secure a standby letter of credit, which is in accordance with a facility rental agreement.

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

         f.       Income taxes

                           Deferred tax assets and liabilities are determined
                  based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


                                       F8

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

         j.       Software development costs

                           The Company's policy is to capitalize certain costs
                  attributable to modifying and improving its software products or developing additional features of its products subsequent to the establishment of technological feasibility to the extent that costs are realizable from future revenues. Costs subject to capitalization include labor and purchased software. Costs capitalized in 2000, 1999 and 1998 approximated $321,000, $605,000 and $2,529,000, respectively.

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

         l.       Advertising costs

                           Advertising costs are expensed as incurred.
                  Advertising expense approximated $2,171,000, $888,000 and $612,000 in 2000, 1999 and 1998, respectively.

         m.       Reclassifications

                           Certain items in the 1998 and 1999 financial
                  statements have been reclassified to conform to the 2000 classifications.

2.       BUSINESS COMBINATION:

         On July 1, 1997, the Company acquired 100% of the capital stock of Alydaar International. The purchase price approximated $6,720,000, which consisted of 791,652 shares of common stock (valued at $6,115,000), options to acquire 207,152 shares of the Company's common stock for $15 per share (valued at $244,000) and the forgiveness of debt. The Company had no equity interest in International prior to the acquisition. The transaction was accounted for as a purchase. The Company recorded approximately $6,720,000 of goodwill in connection with the acquisition.


                                       F9

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

3.       PROPERTY AND EQUIPMENT:

                  Property and equipment consists of the following:

                                                          December 31,
                                                --------------------------------
                                                    2000                1999
                                                ------------        ------------
         Equipment and furniture                $  4,319,335        $  4,310,954
         Leasehold improvements                      396,538             396,538
                                                ------------        ------------
                                                   4,715,873           4,707,492
         Less accumulated depreciation             2,602,389           1,737,369
                                                ------------        ------------
                                                $  2,113,484        $  2,970,123
                                                ============        ============

4.       COMPUTER SOFTWARE:

                  Computer software consists of the following:

                                                          December 31,
                                                --------------------------------
                                                    2000                1999
                                                ------------        ------------
         Capitalized internal costs             $    881,207        $    560,037
         Purchased software                          941,014             837,918
                                                ------------        ------------
                                                   1,822,221           1,397,955
         Less accumulated amortization               720,346             228,788
                                                ------------        ------------
                                                $  1,101,875        $  1,169,167
                                                ============        ============

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

6.       STOCKHOLDERS' EQUITY:

         a.       Capital stock

                  During 2000, the Company issued approximately 166,000 shares of preferred stock for net proceeds of approximately $10,884,000 in connection with a private placement. In connection with the private placement the Company issued approximately 17,000 private placement preferred stock warrants at an exercise price of $70.00 and 829,000 private placement common stock warrants at an exercise price of $7.00. The preferred stock has a conversion feature of 10 shares of common stock for each share of preferred stock. Subsequently, pursuant to the reset calculation, provided for by the private placement agreement, an additional 58,000 shares of preferred stock were issued and the exercise price of the private placement common stock warrants was reset to $3.19.

                  Preferred shares are entitled to vote their underlying common stock equal to five-sevenths of the number of full shares of common stock into which such shares of preferred stock could then be converted. Preferred shares are entitled to receive dividends if the company declares dividends and are entitled to receive the amount paid for their shares, plus all dividends, in preference to common stock holders in the event the Company is acquired or sold.


                                      F10

                  During 2000 and 1999, the Company issued approximately 1,000,000 and 3,879,000 shares of common stock for the conversion of approximately $1,940,000 and $3,060,000, respectively, of a $5,000,000 convertible debenture. The Company incurred approximately $49,000 and $441,000 of interest expense for 2000 and 1999, respectively, relating to a beneficial conversion feature of the related debt.

                  During 2000 and 1999, 2,013,000 and 189,000 shares of common stock were issued in connection with the exercise of warrants and options for proceeds of $4,582,000 and $285,000, respectively. Additionally, the Company issued 44,000 and 54,000 shares of common stock under the Employee Stock Purchase Plan (the "Purchase Plan") for proceeds of $122,000 and $205,000 in 2000 and 1999, respectively. Further, the Company issued 0 and 458,000 shares of common stock for services in 2000 and 1999, respectively.

                  During 2000 the Company issued 10,000 shares of common stock in connection with a settlement.

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

                  During 1999, the Company purchased SmartCode Framework technology, which is the basis of an open, XML, and Java-based product suite that offers customized delivery of digital information. The Company issued approximately 316,000 shares totaling approximately $750,000 for the purchase of the software and $212,000 as an incentive not to sell the related shares for a specified period of time.

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

b.       Stock option plan

                  During 1994, the Board of Directors approved an omnibus stock option plan (the "1994 Plan") to benefit certain key employees. Under this plan (as amended), the Company may issue stock and/or stock options to a maximum of 10% of the authorized shares, through the year 2004. The options become exercisable at various periods of time from thirty days to two years from the date of grant.

                  The Company has granted employee options at various exercise prices that reflected the fair value of stock on the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Therefore, no compensation cost has been recognized. If the Company accounted for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation", basic net loss and loss per share would have been decreased to the proforma amounts indicated below:

                                                                             Years Ended
                                                                             December 31,
                                                            2000                 1999                 1998
                                                        ------------         ------------         ------------
         Net (loss) income:
            As reported                                 $(12,440,382)        $(24,579,478)        $  1,397,540
            Proforma                                    $(13,658,382)        $(25,952,478)        $ (1,276,460)
         Earnings (loss) per share:
            As reported                                 $      (0.42)        $      (1.27)        $       0.08
            Proforma                                    $      (0.46)        $      (1.34)        $      (0.07)


                                      F11

                  The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

                                                            Years Ended
                                                            December 31,
                                                    ---------------------------
                                                    2000        1999      1998
                                                    ----        ----      -----
         Dividend Yield
         Expected volatility                         195%       185%      86.49%
         Risk free interest rate                     4.5%       5.5%        5.5%
         Expected lives in years
                                                    1.74          3           3

                  The following table summarizes the status of stock options outstanding under our option plan:

                                                                                  Weighted   Weighted
                                                                     Number        Average    Average
                                                                       of         Exercise      Fair
                                                                     Shares         Price      Value
                                                                   ---------      --------   --------
         Outstanding, January 1, 1998                                977,400         9.78
         Issued                                                    1,091,000         7.72       4.99
         Exercised                                                  (113,475)        6.32
         Cancelled and expired                                      (795,000)       10.96
                                                                   ---------

                Outstanding, December 31, 1998                     1,159,925         7.37
         Issued                                                    1,767,625         1.85       1.32
         Exercised                                                   (83,275)        5.30
         Cancelled and expired                                      (699,350)        5.64
                                                                   ---------

                Outstanding, December 31, 1999                     2,144,925         3.47
           Issued                                                    536,985         5.97       4.12
           Exercised                                                (432,850)        4.78
           Cancelled and expired                                    (340,850)        6.32
                                                                   ---------

                Outstanding, December 31, 2000                     1,908,210         3.11
                                                                   =========

                  The weighted average remaining contractual life of options outstanding as of December 31, 2000 is 3.82 years.

c.       Warrants

                  In June 1997, the Company issued 207,152 warrants in connection with its acquisition of Alydaar International. The warrants had an exercise price of $15 per share and were exercisable for a six-month period. During 1997, 113,152 of the warrants were exercised and the remaining 94,000 were cancelled. The fair value of the warrants using the Black-Scholes option-pricing model ($244,000) was included as a component of the purchase price.

                  The Company issued 10,000 warrants to an underwriter in each of the years ended December 31, 1997 and 1996. The warrants have exercise prices ranging from $11.25 per share to $14.55 per share. These warrants are outstanding as of December 31, 2000.

                  During 1997, the Company issued an aggregate of 30,000 warrants, with exercise prices ranging from $9.75-$11.75 per share, to two directors. The fair value of the warrants is being charged to operations over the vesting period of the options. During 1998, 15,000 warrants were cancelled, and the remaining 15,000 warrants, with an exercise price of $9.75 per share, are outstanding as of December 31, 2000.

                  During 1994 and 1995, the Company issued an aggregate of 1,425,000 Class A and 300,000 Class B warrants in connection with the sale of securities. The exercise prices of the Class A and Class B Warrants


                                      F12
         were $1.50 and $2.00, respectively. During 1997, 425,000 Class A and 300,000 Class B Warrants were exercised. As of December 31, 1999, there were no Class A or Class B Warrants outstanding.

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

                  The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. A total of 200,000 shares are available for purchase under the Purchase Plan. Approximately 117,000 shares had been issued under the Purchase Plan as of December 31, 2000.

e.       Net income (loss) per common and common equivalent share

                  Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share ("EPS") with basic earnings per share. It also requires dual presentation of basic and diluted EPS on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic and diluted EPS from continuing operations were equivalent for 1998. The reconciliation of EPS from continuing operations for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                                Year Ending December 31, 2000
                                                            Loss              Shares       Per Share
                                                        ------------       ------------    ---------

         Basic EPS                                      $(12,440,328)      $ 29,706,524      $(0.42)
         Effect of diluted securities                             --                 --          --
                                                        ------------       ------------      ------
         Diluted EPS                                    $(12,440,328)      $ 29,706,524      $(0.42)
                                                        ============       ============      ======


                                                                Year Ending December 31, 2000
                                                            Loss              Shares       Per Share
                                                        ------------       ------------    ---------
         Basic EPS                                      $(12,031,030)      $ 19,340,838      $(0.62)
         Effect of diluted securities                          7,500           (196,297)         --
                                                        ------------       ------------      ------
         Diluted EPS                                    $(12,023,530)      $ 19,144,541      $(0.63)
                                                        ============       ============      ======


                                                               Year Ending December 31, 2000
                                                            Loss              Shares       Per Share
                                                        ------------       ------------    ---------
         Basic EPS                                      $ (3,292,269)      $ 17,446,467      $(0.19)
         Effect of diluted securities                             --                 --          --
                                                        ------------       ------------      ------
         Diluted EPS                                    $ (3,292,269)      $ 17,446,467      $(0.19)
                                                        ============       ============      ======

                  Options and warrants to acquire 2,924,000 and 4,060,000 and 1,437,000 shares of common stock were not included in the computation of diluted EPS for 2000, 1999 and 1998, respectively, because their exercise prices were greater than the average market price of the common shares.

7.       SUPPLEMENTARY CASH FLOW INFORMATION:

         Cash paid for interest expense for the years ended December 31, 2000, 1999 and 1998 was $45,000, $619,000 and $78,000, respectively.

         During 1999 and 1998, the Company incurred capital lease obligations approximating $431,000 and $120,000, respectively, for the acquisition of various property and equipment. Further, the Company issued stock and/or options


                                      F13
to various parties in consideration for services provided.

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

         During 2000, the Company received software (with a fair value of $74,000) in connection with the sale of computer software.

         During 2000, the Company issued options to purchase 17,500 shares of common stock in connection with severance packages. The fair value of these options is approximately $121,000.

8.       CONCENTRATION OF CREDIT RISK:

         The Company maintained bank balances, which at times exceeded the federally insured limit of $100,000.

9.       COMMITMENTS AND CONTINGENCY:

         a.       Leases

                           The Company leases operations and sales office space
                  under various operating leases. The Company's Chairman is affiliated with the lessor at the Company's principal facility. Rent expense under these leases approximated $1,791,000, $1,818,000 and $1,319,000 in 2000, 1999 and 1998,
                  respectively.

                           Future minimum lease payments under these operating
                  leases are:

                  Year Ending
                  December 31,                                         Amount
                  ------------                                      -----------
                      2001                                          $ 1,778,122
                      2002                                            1,665,622
                      2003                                            1,665,622
                      2004                                            1,594,622
                      2005                                            1,552,122
                   Thereafter                                         5,432,427
                                                                    -----------
                                                                    $13,688,537
                                                                    ===========

         b.       Litigation

                           Between May 14, 1999 and July 13, 1999, we and
                  current and former officers and directors were named as defendants in four purported class action lawsuits. The suits were filed in the United States District Court for the Western District of North Carolina. The suits purport to be brought on behalf of a class of persons that purchased our common stock between November 14, 1997 and April 1, 1999 and allege violations of the federal securities laws. The suits seek class action status and an unspecified amount of damages, including compensatory damages, interest, attorney's and expert's fees and reasonable costs and expenses. Specifically, the suits have been consolidated and a lead plaintiffs' group and lead plaintiffs' counsel have been appointed by the court. On September 17, 1999, a consolidated and amended class action complaint was filed. On November 23, 1999, the defendants filed a motion to dismiss the consolidated and amended class action complaint. On January 20, 2000, the Court dismissed the consolidated and amended complaint and granted plaintiffs' group leave to amend. On December 15, 2000, plaintiffs' group filed a second consolidated and amended class action complaint. On January 31, 2001, the defendants filed a motion to dismiss which has not been ruled on yet. While defendants deny any wrongdoing and intend to vigorously defend themselves, the outcome of the suits cannot be predicted at this time.


                                      F14

                           In 1996, a lawsuit was filed against us, our Chief
                  Executive Officer, Robert F. Gruder ("Mr. Gruder") and Thomas
                  J. Dudchik, our Senior Vice President and Director in Connecticut Superior Court, Judicial District of Fairfield at Bridgeport, Docket No. CV96-0334308-S entitled Kaplan, et al
                  v. Gruder, et al. (the "Civil Action"). A related bankruptcy proceeding described below was commenced in 1999. Mr. Gruder and Mr. Dudchik were the incorporators of a Connecticut corporation named GEM Technologies, Inc. ("GEM"). The Civil Action involves claims by plaintiffs who had notes (the "Notes"), convertible into an 8.72% undiluted interest in GEM. GEM filed a Chapter 7 bankruptcy petition. The plaintiffs claimed that (a) they were fraudulently induced to invest in GEM and to forego their conversion rights, (b) GEM wrongfully transferred assets to a predecessor corporation of ours and
                  (c) they were entitled to damages equal to an 8.72% interest in GEM, and as such, in us. The case has been tried, and the Court issued a Memorandum of Decision, dated May 19, 1999, ruling that we were unrelated to GEM, and ruling against Mr. Gruder on two counts. Plaintiffs in the Civil Action were awarded a judgment of $175,000, plus interest and attorney's fees against Mr. Gruder on these claims. A hearing was subsequently held on the issue of attorneys' fees, and fees and expenses of approximately $400,000 (half of what was requested) were awarded. The plaintiffs have appealed from the rulings of the Superior Court denying their claims to convert their notes into our stock and reducing their request for attorneys' fees, and Mr. Gruder has cross-appealed from the relief awarded against him. The appeal has not yet been scheduled for argument. The same persons comprising the plaintiffs in the Civil Action and the Chapter 7 trustee filed a motion to open GEM's Chapter 7 bankruptcy case; the trustee's motion was granted. The plaintiffs have filed proofs of claim seeking to recover, through the bankruptcy proceeding, the interest in us that the court declined to award in the Civil Action. The trustee has initiated an adversary proceeding against Mr. Gruder seeking the turnover of his shares in our common stock and the proceeds of any sales thereof on the theory that GEM had a property interest in the shares. We are not a party to the GEM bankruptcy case. It is expected that litigation will continue concerning the validity of the above-described claims. Mr. Gruder has agreed to indemnify and hold us harmless in the event of a judgement against us. In exchange, we have agreed to bear all costs of the Civil Action and the GEM bankruptcy case for Mr. Gruder and ourselves. (See "Certain Relationships and Related
                  Party Transactions").

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

                  - current Assets and Current Liabilities: The fair value of short-term financial instruments, including
                  -        cash and cash equivalents, trade accounts receivable
                           and payable, costs and estimated earnings in
                  -        excess of billings, certain accrued liabilities, and
                           certain other short-term financial instruments,
                  - approximates their carrying amount in the financial statements due to the short maturity of such instruments.

11.      ACQUISITION COSTS:

         In September 1999 the Company terminated a proposed merger with an unaffiliated company. Costs approximating $597,000 were charged to operations in connection with the terminated merger.

12.      DISCONTINUED OPERATIONS:

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

         At December 31, 1999, assets and liabilities attributable to the Y2K segment included accounts receivable ($2,409,000), accounts payable ($1,650,000) and accrued expenses ($524,000).

         The results of operations of our software reengineering services for the years ended 2000, 1999 and 1998 have been shown as discontinued operations.


                                      F15

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

                                                                        YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                              2000                 1999                 1998
                                                          ------------         ------------         ------------
Revenues                                                  $         --         $ 15,988,136         $ 27,790,621
Expenses:
   Payroll and related costs                                        --           14,820,802           18,074,848
   Rent and occupancy                                               --              875,462            1,138,923
   Advertising and promotion                                        --              302,038              611,986
   Depreciation and amortization                                    --            1,524,398            1,329,012
   Bad Debt Expense                                                 --              494,332              402,804
   Other operating expenses                                         --            2,655,841            2,641,592
                                                          ------------         ------------         ------------
                                                                    --           20,672,873           24,199,165
                                                          ------------         ------------         ------------
      (Loss) earnings from operations                               --           (4,684,737)           3,591,456
Other Income (Expenses)
   Interest Expense                                                 --             (217,522)            (157,888)
   Interest Income                                                  --               42,064               37,509
   Other Income (Expense)                                           --           (7,688,253)              18,732
                                                          ------------         ------------         ------------
                                                                    --           (7,863,711)            (101,647)
                                                          ------------         ------------         ------------
(Loss) earnings before tax benefit                                  --          (12,548,448)           3,489,809
Income Tax Benefit                                                  --                   --           (1,200,000)
                                                          ------------         ------------         ------------
Net (Loss) Earnings                                       $         --         $(12,548,448)        $  4,689,809
                                                          ============         ============         ============
Net (Loss) earnings per common share
   Basic                                                  $         --         $      (0.65)        $       0.27
                                                          ============         ============         ============
   Diluted                                                $         --         $      (0.65)        $       0.27
                                                          ============         ============         ============
Weighted average common shares outstanding
   Basic                                                    29,706,524           19,340,838           17,446,467
                                                          ============         ============         ============
   Diluted                                                  29,706,524           19,144,541           17,584,510
                                                          ============         ============         ============

13.      INCOME TAXES:

         No income tax benefit from continuing operations was recognized for 2000, 1999, and 1998 as the Company had a 100% valuation allowance.

         No income tax benefit from discontinued operations was recognized in 2000 and 1999 as the Company had a 100% valuation allowance. The income tax benefit for 1998 represents the estimated benefit of net operating losses, net of a valuation allowance.

         The components of the net deferred tax asset (liability) are as follows:

                                                                               December 31,
                                                          ------------------------------------------------------
                                                              2000                 1999                 1998
                                                          ------------         ------------         ------------
         Net operating loss carryforward                  $ 18,430,000         $ 13,470,000         $  6,011,000
         Earned and unbilled revenue                      $    (35,000)        $    (25,000)        $   (885,000)
         Investment in subsidiary                         $ (1,002,000)        $ (1,002,000)        $   (211,000)
         Depreciation method of
            Property and equipment                        $   (150,000)        $   (174,000)        $   (171,000)
         Other                                            $     44,000         $     44,000         $     84,000
         Allowance for realization of assets              $(15,487,000)        $(10,513,000)          (3,028,000)
                                                          ------------         ------------         ------------

                                                          $  1,800,000         $  1,800,000         $  1,800,000
                                                          ============         ============         ============


                                      F16

   As of December 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately $46,069,000 available through December 31, 2017 to offset future taxable income. However, under Section 382 of the Internal Revenue
 Code, a greater than 50% change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited.

14.      RETIREMENT PLAN:

         The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any qualified employees may elect to contribute up to 10% of earnings. The Company may, at its discretion, match a percentage of an employee's elected deferrals. The Company has not made a contribution to the Plan.

15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                             First Quarter                          Second Quarter
                                                   ---------------------------------      ---------------------------------
                                                       2000                 1999              2000                  1999
                                                   ------------         ------------      ------------         ------------
Revenues                                           $     20,106         $         --      $  1,330,964         $         --
                                                   ------------         ------------      ------------         ------------
Gross profit                                            350,374                   --           282,291                   --
                                                   ------------         ------------      ------------         ------------
  Loss from continuing operations                    (3,156,846)          (1,952,745)       (3,999,189)          (3,732,952)
Discontinued Operations:
  Loss from operations of discontinued business              --           (1,199,877)               --             (117,483)
                                                   ------------         ------------      ------------         ------------
Net Loss                                           $ (3,156,846)        $ (3,152,622)     $ (3,999,189)        $ (3,850,435)
                                                   ------------         ------------      ------------         ------------

Basic:
  Loss per share from continuing operations        $      (0.11)        $      (0.11)     $      (0.14)        $      (0.21)

  Loss per share from discontinued operations      $         --         $      (0.07)     $         --         $      (0.01)
                                                   ------------         ------------      ------------         ------------
      Net loss per share                           $      (0.11)        $      (0.18)     $      (0.14)        $      (0.22)
                                                   ------------         ------------      ------------         ------------
Diluted:
  Loss per share from continuing operations        $      (0.11)        $      (0.11)     $      (0.14)        $      (0.21)

  Loss per share from discontinued operations      $         --         $      (0.07)     $         --         $      (0.01)
                                                   ------------         ------------      ------------         ------------

      Net loss per share                           $      (0.11)        $      (0.18)     $      (0.14)        $      (0.22)
                                                   ------------         ------------      ------------         ------------

                                                             Third Quarter                          Fourth Quarter
                                                   ---------------------------------      ---------------------------------
                                                       2000                 1999              2000                  1999
                                                   ------------         ------------      ------------         ------------
Revenues                                           $  1,518,321         $     88,592      $  1,296,355         $    191,957
                                                   ------------         ------------      ------------         ------------
Gross profit                                            594,016               88,592           547,672              191,957
                                                   ------------         ------------      ------------         ------------

  Loss from continuing operations                    (2,793,332)          (3,614,473)       (2,491,015)          (2,730,860)
Discontinued Operations:
  Loss from operations of discontinued business              --           (1,913,210)               --           (9,317,878)

Net Loss                                           $ (2,793,332)        $ (5,527,683)     $ (2,491,015)        $(12,048,738)
                                                   ------------         ------------      ------------         ------------
Basic:
  Loss per share from continuing operations        $      (0.09)        $      (0.19)     $      (0.08)        $      (0.14)

  Loss per share from discontinued operations      $         --         $      (0.10)     $         --         $      (0.48)
                                                   ------------         ------------      ------------         ------------
  Net loss per share                               $      (0.09)        $      (0.29)     $      (0.08)        $      (0.62)
                                                   ------------         ------------      ------------         ------------
Diluted:
  Loss per share from continuing operations        $      (0.09)        $      (0.19)     $      (0.08)        $      (0.14)
                                                   ------------         ------------      ------------         ------------
  Loss per share from discontinued operations      $         --         $      (0.10)     $         --         $      (0.49)

  Net loss per share                               $      (0.09)        $      (0.29)     $      (0.08)        $      (0.63)


                                      F17