Form 10-Q
period 2001-03-31
INFORMATION ARCHITECTS CORP
filed 2001-05-10
CIK 1018336

1








                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                    For the transition period from      to


                         Commission File Number: 0-22325

                       INFORMATION ARCHITECTS CORPORATION
             (Exact name of registrant as specified in its charter)

                            North Carolina 87-0399301
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


                      4064 Colony Road, Charlotte, NC 28211
               (Address of principal executive offices) (Zip Code)


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

                                 [X] Yes [ ] No



  As of March 31, 2001, there were 31,773,673 shares of Information Architects
            Corporation common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION Page

ITEM 1: FINANCIAL STATEMENTS

  Consolidated Balance Sheets
  as of March 31, 2001 and December 31, 2000                              3

  Consolidated Statements of Operations (Unaudited) for the
  Three Months ended March 31, 2001 and 2000                              4

  Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months ended March 31, 2001 and 2000                      5

  Notes to Unaudited Consolidated Financial Statements                    6


ITEM 2: Management's Discussion and Analysis of
Financial Condition And Results of Operations

  Overview                                                                7

  Results of Operations for the Three Months Ended March 31, 2001,
  Compared with the Three Months ended March 31, 2000                     8

  Financial Condition and Liquidity                                       8


PART II. OTHER INFORMATION

  ITEM 1: LEGAL PROCEEDINGS                                               9

  Signatures                                                              10

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                              March 31, 2001           December 31, 2000
                                                                                (Unaudited)                (Audited)
                                                                              --------------           -----------------
   Assets
Current Assets
Cash                                                                           $    8,887,577            $   11,342,455
Accounts receivable, net                                                              712,808                   718,449
Earned and unbilled revenue                                                           107,311                    87,320
Prepaid expenses                                                                      102,770                   172,051
Other receivables                                                                      53,557                    35,632
                                                                               ---------------           ---------------
   Total Current Assets                                                             9,864,023                12,355,907
Property and Equipment, net                                                         1,941,949                 2,113,484
Software Costs, net                                                                   958,692                 1,101,875
Trademarks, net                                                                        71,293                    73,439
Deferred Tax Asset                                                                  1,800,000                 1,800,000
Other Assets                                                                           43,750                    44,225
                                                                               ---------------           ---------------
                                                                               $   14,679,707            $   17,488,930
                                                                               ===============           ===============

   Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable                                                               $       94,024            $      316,482
Accrued payroll and commissions                                                       111,132                    34,903
Other current liabilities                                                             550,083                   715,649
Unearned revenue                                                                       30,065                    24,787
                                                                               ---------------           ---------------
   Total Current Liabilities                                                          785,304                 1,091,821

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; 109,214 and
     185,087 shares issued and outstanding respectively                                   109                       185
Common stock, $.001 par value, 50,000,000 shares authorized; 31,773,673 and
     30,952,489 shares issued and outstanding respectively                             31,774                    30,952
Additional paid-in capital                                                         66,206,755                66,103,272
Deficit                                                                           (52,328,096)              (49,716,427)
Accumulated other comprehensive loss                                                  (16,139)                  (20,873)
                                                                               ---------------           ---------------
                                                                                   13,894,403                16,397,109
                                                                               ---------------           ---------------
                                                                               $   14,679,707            $   17,488,930
                                                                               ===============           ===============


INFORMATION ARCHITECTS CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                 Three Months               Three Months
                                                                                    Ended                      Ended
                                                                                March 31, 2001             March 31, 2000
                                                                                --------------             --------------
Revenue:
  Product license                                                              $          8,722           $         3,338
  Services                                                                              933,178                   516,768
                                                                               -----------------          ----------------
     Total revenue                                                                      941,900                   520,106
Cost of Revenue                                                                         764,577                   284,182
                                                                               -----------------          ----------------
Gross Profit                                                                            177,323                   235,924
Operating Expenses
  Sales and marketing                                                                   853,381                   915,570
  Research and development                                                              517,881                   602,985
  General and administrative                                                          1,214,188                 1,609,283
  Depreciation and amortization                                                         352,650                   334,168
                                                                               -----------------          ----------------
                                                                                      2,938,100                 3,462,006
                                                                               -----------------          ----------------
Loss from Operations                                                                 (2,760,777)               (3,226,082)
Other Income (Expense)
  Interest income                                                                       145,084                    97,559
  Interest expense                                                                       (1,938)                  (66,036)
  Other                                                                                   5,962                    37,713
                                                                               -----------------          ----------------
                                                                                        149,108                    69,236
                                                                               -----------------          ----------------
Net Loss                                                                       $     (2,611,669)          $    (3,156,846)
                                                                               =================          ================

Loss per share:
  Basic                                                                        $          (0.08)          $         (0.11)
                                                                               =================          ================
  Diluted                                                                      $          (0.08)          $         (0.11)
                                                                               =================          ================

Weighted average common shares outstanding:
  Basic                                                                              31,536,081                28,316,885
                                                                               =================          ================
  Diluted                                                                            31,536,081                28,316,885
                                                                               =================          ================

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                Three Months         Three Months
                                                                                    Ended                Ended
                                                                               March 31, 2001       March 31, 2000
                                                                               --------------       --------------
Cash Flows From Operating Activities
  Net Loss                                                                     $  (2,611,669)       $  (3,156,846)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Allowance for doubtful accounts                                                   -               (75,000)
        Depreciation and amortization                                                352,650              334,168
        Decrease (increase) in assets:
            Accounts receivable                                                        5,641            1,884,042
            Earned and unbilled revenue                                              (19,991)              28,979
            Prepaid expenses and other current assets                                 69,281               58,976
       (Decrease) increase in liabilities:
           Accounts payable                                                         (222,458)          (1,373,842)
           Accrued payroll and commissions                                            76,229              104,445
           Other current liabilities                                                (165,566)            (433,379)
           Unearned revenue                                                            5,278               13,907
                                                                               --------------       --------------
      Total adjustments                                                              101,064              542,296
                                                                               --------------       --------------
      Net cash used in operating activities                                       (2,510,605)          (2,614,550)
                                                                               --------------       --------------

Cash Flows From Investing Activities
   Purchase of equipment                                                             (26,795)             (41,718)
   Additions of computer software                                                     (8,991)                  -
   Decrease in other assets                                                              475               53,442
   Decrease (increase) in other receivables                                          (17,925)              53,227
                                                                               --------------       --------------
      Net cash (used in) provided by investing activities                            (53,236)              64,951
                                                                               --------------       --------------

Cash Flows From Financing Activities
   Proceeds from issuance of stock                                                   108,963            4,272,294
   Advances to officers                                                                   -              (122,455)
   Repayment of loans                                                                     -               (75,000)
   Repayment of capital lease obligations                                                 -               (44,311)
                                                                               --------------       --------------
       Net cash provided by financing activities                                     108,963            4,030,528
                                                                               --------------       --------------
Net (Decrease) Increase In Cash                                                   (2,454,878)           1,480,929

Cash And Equivalents, beginning of period                                         11,342,455            7,398,252
                                                                               --------------       --------------
Cash And Equivalents, end of period                                            $   8,887,577        $   8,879,181
                                                                               ==============       ==============
Supplemental Disclosures
Interest Paid                                                                  $       1,938        $      19,361
                                                                               ==============       ==============
Unrealized Currency Gains (Losses)                                             $       4,734        $      (1,448)
                                                                               ==============       ==============

During the first quarter of 2000, we acquired software valued at $74,000 as partial consideration for an outstanding accounts receivable balance.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 The interim unaudited financial statements as of March 31, 2001 and 2000 and for the three month periods then ended, reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature. Certain items in the 2000 financial statements have been reclassified to conform to the 2001 classification.

2 No tax benefit was recorded for the three-month periods ended March 31, 2001 and 2000, due to uncertainty of realization.

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

4 We have adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income". This statement requires reporting of change in owners' equity that does not result directly from transactions with owners. An analysis of these changes follows:


                                                                                    Three Months Ended
                                                                          March 31, 2001          March 31, 2000
                                                                        -------------------     --------------------
       Net Loss                                                         $      (2,611,669)      $       (3,156,846)
       Foreign Currency Translation Adjustment - Net                                4,734                   (1,448)
                                                                        -------------------     --------------------
       Total                                                            $      (2,606,935)      $       (3,158,294)
                                                                        ===================     ====================

5 The cash balance at March 31, 2001 and December 31, 2000 includes restricted cash of $750,000. This cash is being used to secure a standby letter of credit, which is in accordance with our facility rental agreement.

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


OVERVIEW

          Our patented SmartCode(R) framework provides infrastructure for conveying both content and functionality by way of the Internet. We provide Enterprise Application Integration (EAI) solutions as well as allow bi-directional transactions without requiring proprietary static repositories. We believe our Internet-based solutions provide a bridge to protect business' existing investment in legacy and PC-based information and still capitalize on the Internet revolution. Our software architecture is designed to provide customers with a low maintenance framework for the Internet. These Internet-based solutions should assist our customers in making timely decisions, transacting business, disseminating information and collaborating among co-workers, customers, suppliers and partners by transforming electronic information, regardless of platform or application, into real-time transactions.

         The SmartCode Framework is a patented, JAVA-based and open Internet technology that seeks to address the market need for the convergence of multiple data management strategies, including content management, knowledge management, document management and data warehousing. Without moving the original data, SmartCode provides personalized access to the information that is independent from the software application. The "digital content" from multiple sources may be delivered in a real-time Internet browser presentation, providing interaction and update capability. The SmartCode process "objectizes" content and enables re-usable components to be associated with each other, logic and customized presentation formats.

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

         Our potential must be evaluated from the perspective of an Internet opportunity in its early stages of development. Some of the risks we face include, but are not limited to, the impact of start-up and acquisition costs, the volatility of the emerging Internet marketplace, the ability to gain an edge on our competition, proper visibility and government regulation in the Internet sector. Other risks that we face include, but are not limited to, the ability to effectively penetrate the e-commerce marketplace, hire and retain quality personnel, successfully implement our marketing strategies, and develop ongoing technologies ahead of our competitors. There are no assurances that we will succeed in addressing any or all of these risks.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED
                        WITH THREE MONTHS ENDED MARCH 31, 2000

Revenue

         Revenue for the three months ended March 31, 2001 was $942,000, compared to revenue of $520,000 for the same period of 2000. This represents an increase of $422,000 or 81%. Revenue was derived primarily from professional services for both periods. The increase in revenue for the first three months of 2001 versus 2000 was attributable to an increase in the number of projects.

Cost of Revenue

         Total cost of revenue for the three months ended March 31,2001 was $765,000 compared to $284,000 for the same period in 2000. This represents an increase of $481,000 or 169%. The cost of revenue is attributable almost entirely to costs associated to professional services. In order to support the increase in projects, the company needed to expand its pool of programmers and associated personnel. Therefore, payroll, included in the cost of revenue, increased $378,000 or 266%. This in turn caused gross profit to decrease 25% for the period ended March 31, 2001 as compared to the same period in 2000.

Operating Expenses

         Total operating expenses for the three months ended March 31, 2001 were $2,938,000, a decrease of $524,000 or 15% compared to $3,462,000 for the same period in 2000. This variance is primarily attributable to a decrease in general and administrative expense of $395,000 or 25% and a decrease in research and development of $85,000 or 14%.
         The decrease in general and administrative expense was comprised primarily of a decrease in payroll of $340,000 or 51% and decreased spending on travel of $34,000 or 71%. This decrease in payroll was due to streamlining management, which also led to the decrease in travel. The decrease in research and development expense was comprised of decreases in payroll of $68,000 or 14% and in travel of $15,000 or 65%. This decrease in research and development payroll was attributable to a reallocation of resources between R&D developers and programmers.
         Other minor variances in operating expenses included a decrease in sales and marketing expense of $62,000 or 7% and an increase in depreciation and amortization expense of $18,000 or 5%.

Other Income Expense

         Interest income for the three months ended March 31, 2001 was $145,000 an increase of $48,000 or 49% compared to $97,000 for the same period 2000. This increase is due to increased cash balances during the first quarter 2001. Interest expense for the three months ended March 31, 2001 was $2,000 a decrease of $64,000 or 97% compared to $66,000 for the same period 2000. This decrease is due to the elimination of debt.

Net Loss

         Net loss for the three months ended March 31, 2001 was $2,612,000, an improvement of $545,000 or 17% compared to $3,157,000 for the same period in 2000. The net loss per share for the three months ended March 31, 2001 was $0.08 per share. The net loss per share for the same period 2000 was $0.11. This represents an improvement in the net loss per share of $0.03 or 27%.

FINANCIAL CONDITION AND LIQUIDITY

         At March 31, 2001, we had working capital of $9,079,000 as compared to working capital of $8,364,000 at March 31, 2000, an increase of $715,000 or 8.5%. We had cash and cash equivalents of $8,888,000 at March 31, 2001 compared to cash and cash equivalents of $8,879,000 at March 31, 2000, an increase of $9,000.
         Net cash used in operating activities decreased $104,000 or 4% to $2,511,000 for the three month period ended March 31, 2001 compared to $2,615,000 for the same period 2000. This decrease is comprised of a reduction in net loss of $545,000 or 17%, a smaller decrease in accounts receivable of $1,878,000 or 99%, a smaller decrease in accounts payable of $1,152,000 or 84% and a smaller decrease in other current liabilities of $267,000 or 62%. The reason for these changes are as follows. The large decreases, in both accounts receivable and accounts payable for the period ended 2000, were due to the phase out of the Y2K business. These circumstances did not exist in the first quarter 2001.
         Net cash used in investing activities was $53,000 for the period ended March 31, 2001. Net cash provided by investing activities was $65,000 for the same period 2000. This represents an increase in net cash used for investing activities of $118,000. This change is primarily comprised of a smaller decrease in other assets of $53,000 or 99% and a smaller increase in other receivables of $71,000 or 134%.
         Net cash provided by financing activities was $109,000 for the period ended March 31, 2001 compared to $4,031,000 for the same period 2000, for a decrease of $3,922,000 or 97%. This decrease is due almost entirely to a decrease in proceeds from the issuance of stock. Proceeds from the issuance of stock in 2001 were $109,000 and consisted of common stock issued to satisfy the employee stock purchase plan and the exercise of incentive stock options. The proceeds from the issuance of stock for 2000 were $4,272,000 and also consisted of common stock issued to satisfy the employee stock purchase plan and the exercise of incentive stock options. The primary reason for this decrease is the reduced number of incentive stock options exercised; the quarter ended 2000 had more exercises due to Information Architects' stock trading at a substantially higher price than in the same period 2001.
         Net decrease in cash was $2,455,000 for the period ended March 31, 2001. Net increase in cash was $1,481,000 for the period ended March 31, 2000. This $3,936,000 decrease was the result of the above stated changes.
         The sources of cash for the first quarter 2001 were primarily from collecting receivables, operating sales and the exercise of outstanding stock options and warrants. We are currently operating at a loss and expect this to continue for at least several quarters. We believe that the combination of present cash balances, future operating cash flows and cash provided by the exercise of options and warrants will be adequate to fund our operations for the near-term forseeable future. However, we may seek additional financing during the year to fund operations and growth. There is no assurance that if we pursue additional financing, we will be able to raise it on acceptable terms or at all.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         In 1996, a lawsuit was filed against us, our Chief Executive Officer, Robert F. Gruder ("Mr. Gruder") and Thomas J. Dudchik ("Mr. Dudchik"), our Senior Executive Vice President and Director in Connecticut Superior Court, Judicial District of Fairfield at Bridgeport, Docket No. CV96-0334308-S entitled Kaplan, et al v. Gruder, et al. (the "Civil Action"). A related bankruptcy proceeding described below was commenced in 1999. Mr. Gruder and Mr. Dudchik were the incorporators of a Connecticut corporation named GEM Technologies, Inc. ("GEM"). The Civil Action involves claims by plaintiffs who had notes (the "Notes"), convertible into an 8.72% undiluted interest in GEM. GEM filed a Chapter 7 bankruptcy petition. The plaintiffs claimed that (a) they were fraudulently induced to invest in GEM and to forego their conversion rights, (b) GEM wrongfully transferred assets to a predecessor corporation of ours and (c) they were entitled to damages equal to an 8.72% interest in GEM, and as such, in us. The case has been tried, and the Court issued a Memorandum of Decision, dated May 19, 1999, ruling that we were unrelated to GEM, and ruling against Mr. Gruder on two counts. Plaintiffs in the Civil Action were awarded a judgment of $175,000, plus interest and attorney's fees against Mr. Gruder on these claims. A hearing was subsequently held on the issue of attorneys' fees, and fees and expenses of approximately $400,000 (half of what was requested) were awarded. The plaintiffs have appealed from the rulings of the Superior Court denying their claims to convert their notes into our stock and reducing their request for attorneys' fees, and Mr. Gruder has cross-appealed from the relief awarded against him. The appeal has not yet been scheduled for argument. The same persons comprising the plaintiffs in the Civil Action and the Chapter 7 trustee filed a motion to open GEM's Chapter 7 bankruptcy case; the trustee's motion was granted. The plaintiffs have filed proofs of claim seeking to recover, through the bankruptcy proceeding, the interest in us that the court declined to award in the Civil Action. The trustee has initiated an adversary proceeding against Mr. Gruder seeking the turnover of his shares in our common stock and the proceeds of any sales thereof on the theory that Gem had a property interest in the shares. We are not a party to the GEM bankruptcy case. It is expected that litigation will continue concerning the validity of the above-described claims. Mr. Gruder has agreed to indemnify and hold us harmless in the event of a judgement against us. In exchange, we have agreed to bear all costs of the Civil Action and the GEM bankruptcy case for Mr. Gruder and ourselves. The Company anticipates considering settlement alternatives. As of March 31, 2001, the Company incurred defense costs of $568,846 on Mr. Gruder's behalf.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


INFORMATION ARCHITECTS CORPORATION
                   (Registrant)


Date:    May 10, 2001                                 /s/Robert F. Gruder
                                                         Robert F. Gruder,
                                                         Chief Executive Officer

Date:    May 10, 2001                                /s/J. Wayne Thomas
                                                         J. Wayne Thomas,
                                                         Chief Financial Officer