Form 10-Q
period 2001-06-30
INFORMATION ARCHITECTS CORP
filed 2001-08-09
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

                                 [X] Yes [ ] No



As of June 30, 2001 there were 32,039,373 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION                                              Page

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets
as of June 30, 2001 and December 31, 2000                                     3

Consolidated Statements of Operations (Unaudited) for the
Three and Six Months ended June 30, 2001 and 2000                             4

Consolidated Statements of Cash Flows (Unaudited)
for the Six Months ended June 30, 2001 and 2000                               5

Notes to Unaudited Consolidated Financial Statements                          6


ITEM 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

Overview                                                                      7

Results of Operations                                                       8-9

Financial Condition and Liquidity                                             9


PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings                                                     9

ITEM 4: Submission Of Matters To A Vote Of Security Holders                9-10

Signatures                                                                   11

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
Information Architects Corporation
Consolidated Balance Sheets

                                                                               June 30, 2001         December 31, 2000
                                                                               (Unaudited)              (Audited)
Assets
Current Assets
Cash and cash equivalents                                                     $ 7,691,359             $11,342,455
Accounts receivable, net                                                          273,801                 718,449
Earned and unbilled revenue                                                        17,860                  87,320
Prepaid expenses                                                                  278,137                 172,051
Other receivables                                                                  24,556                  35,632
                                                                              ------------           -------------
Total Current Assets                                                            8,285,713              12,355,907
Property and Equipment, net                                                     1,549,807               2,113,484
Software Costs, net                                                             1,133,570               1,101,875
Trademarks, net                                                                    69,147                  73,439
Deferred Tax Asset                                                              1,250,000               1,800,000
Other Assets                                                                       99,750                  44,225
                                                                              ------------           -------------
                                                                              $12,387,987             $17,488,930
                                                                              ============           =============

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable                                                              $   540,064             $   316,482
Accrued payroll and commissions                                                    23,985                  34,903
Other current liabilities                                                       1,184,252                 715,649
Unearned revenue                                                                   76,588                  24,787
                                                                               -----------            ------------
Total Current Liabilities                                                       1,824,889               1,091,821

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; 101,214
and 185,087 shares issued and outstanding respectively                                101                     185
Common stock, $.001 par value, 50,000,000 shares authorized;
32,039,373 and 30,952,489 shares issued and outstanding respectively               32,039                  30,952
Additional paid-in capital                                                     66,542,833              66,103,272
Deficit                                                                       (55,991,390)            (49,716,427)
Accumulated other comprehensive loss                                              (20,485)                (20,873)
                                                                              ------------            ------------
                                                                               10,563,098              16,397,109
                                                                              ------------            ------------
                                                                              $12,387,987             $17,488,930
                                                                              ============            ============


Information Architects Corporation
Consolidated Statements of Operations
(Unaudited)

                                                                       Three Months    Three Months    Six Months      Six Months
                                                                       Ended           Ended           Ended           Ended
                                                                       June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
Revenue:
Product licenses and maintenance fees                                $    24,338      $   155,395    $    33,060      $   158,733
Services                                                                 325,294        1,175,569      1,258,472        1,692,337
                                                                     ------------     ------------   ------------     ------------
Total Revenue                                                            349,632        1,330,964      1,291,532        1,851,070
Cost of Revenue                                                          615,783        1,048,673      1,380,360        1,218,405
                                                                     ------------     ------------   ------------     ------------
Gross Profit                                                            (266,151)         282,291        (88,828)         632,665
Operating Expenses
Sales and marketing                                                      611,200        2,123,997      1,464,581        3,039,567
Research and development                                                 100,887          619,785        618,768        1,175,499
General and administrative                                             1,672,390        1,309,449      2,886,578        3,080,453
Depreciation and amortization                                            555,517          334,741        908,167          668,909
                                                                     ------------     ------------   ------------     ------------
                                                                       2,939,994        4,387,972      5,878,094        7,964,428
                                                                     ------------     ------------   ------------     ------------
Loss from Operations                                                  (3,206,145)      (4,105,681)    (5,966,922)      (7,331,763)
Other Income (Expense)
Interest income                                                           96,973          138,276        242,057          235,835
Interest expense                                                          (8,025)         (38,784)        (9,963)        (104,820)
Other                                                                      3,903            7,000          9,865           44,713
                                                                     ------------     ------------   ------------     ------------
                                                                          92,851          106,492        241,959          175,728
                                                                     ------------     ------------   ------------     ------------

Loss Before Provision for Income Taxes                                (3,113,294)      (3,999,189)    (5,724,963)      (7,156,035)

Provision for Income Taxes                                               550,000               -         550,000               -
                                                                     ------------     ------------   ------------     ------------

Net Loss                                                             $(3,663,294)     $(3,999,189)   $(6,274,963)     $(7,156,035)
                                                                     ============     ============   ============     ============

Loss per share:
Basic                                                                $     (0.11)     $     (0.14)   $     (0.20)     $     (0.25)
                                                                     ============     ============   ============     ============
Diluted                                                              $     (0.11)     $     (0.14)   $     (0.20)     $     (0.25)
                                                                     ============     ============   ============     ============
Weighted average common shares outstanding:
Basic                                                                 31,880,278       29,300,636     31,709,485        28,808,761
                                                                     ============     ============   ============     ============
Diluted                                                               31,880,278       29,300,636     31,709,485        28,808,761
                                                                     ============     ============   ============     ============


Information Architects Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                Six Months              Six Months
                                                                                Ended                   Ended
                                                                                June 30, 2001           June 30, 2000

Cash Flows From Operating Activities
Net Loss                                                                        $(6,274,963)            $ (7,156,035)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                       908,167                  668,909
Valuation allowance for deferred tax asset                                          550,000                      -
Non-cash litigation settlement                                                      536,000                      -
Allowance for doubtful accounts                                                         -                    (50,000)
Gain on sale of fixed assets                                                            -                     (8,388)
Decrease (increase) in assets:
Accounts receivable                                                                 444,648                1,485,639
Earned and unbilled revenue                                                          69,460                  (75,948)
Prepaid expenses                                                                   (106,086)                (126,901)
Other receivables                                                                    11,076                  122,914
Other assets                                                                        (55,525)                  63,041
(Decrease) increase in liabilities:
Accounts payable                                                                    223,582               (1,333,002)
Accrued payroll and commissions                                                     (10,918)                 (39,116)
Other current liabilities                                                           (67,397)                (259,010)
Unearned revenue                                                                     51,801                   37,011
                                                                                ------------            -------------
Total adjustments                                                                 2,554,808                  485,149
                                                                                ------------            -------------
Net cash used in operating activities                                            (3,720,155)              (6,670,886)
                                                                                ------------            -------------
Cash Flows From Investing Activities
Purchase of property and equipment                                                  (35,114)                (56,505)
Software costs                                                                     (336,779)                 (8,212)
                                                                                ------------            -------------
Net cash used in investing activities                                              (371,893)                (64,717)
                                                                                ------------            -------------
Cash Flows From Financing Activities
Proceeds from issuance of stock                                                     440,952              16,020,674
Stock issuance costs                                                                    -                  (745,399)
Advances to officers                                                                    -                  (124,784)
Repayment of loans                                                                      -                  (150,000)
Repayment of capital lease obligations                                                  -                  (101,594)
                                                                                ------------            ------------
Net cash provided by financing activities                                           440,952              14,898,897
                                                                                ------------            ------------
Net (Decrease) Increase in Cash and Cash Equivalents                             (3,651,096)              8,163,294
Cash And Cash Equivalents, beginning of period                                   11,342,455               7,398,252
                                                                                ------------            ------------
Cash And Cash Equivalents, end of period                                        $ 7,691,359             $15,561,546
                                                                                ============            ============
Supplemental Disclosures
Interest Paid                                                                   $    10,608             $    30,318
                                                                                ------------            ------------

During the second quarter of 2001, we entered into an agreement to issue 275,000 shares of common stock ($536,000) in connection with a litigation settlement.
During the second quarter of 2000, we issued 1,000,000 shares of common stock in payment of $1,939,760 of principal and
$48,494 of accrued interest on a note payable.
During the second quarter of 2000, we sold furniture, which was held under a capital lease, for $91,404. This amount was credited directly against the lease obligation.
During the first quarter of 2000, we acquired software valued at $74,000 as partial consideration for an outstanding accounts receivable balance.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with United States generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10- Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Information Architects Corporation 2000 Form 10-K. Certain reclassifications have been made for consistent presentation.

Cash and Cash Equivalents
The cash balance as of June 30, 2001 and December 31, 2000 includes restricted cash of $750,000. This cash is being used to secure a standby letter of credit, which is in accordance with our facility rental agreement.

Income Taxes
The Company increased the valuation allowance against the deferred tax asset attributable to its net operating loss carryforwards in the three and six-month periods ended June 30, 2001 by $550,000.

Property and Equipment
Management revised the estimated life of certain computer equipment from five years to three years based upon historical trends observed with this equipment. The Company incurred approximately $240,000 in additional depreciation expense as a result of this change in the second quarter of 2001.

Comprehensive Income
The components of comprehensive income were as follows:

                                        Three Months Ended               Six Months Ended
                                        6/30/01          6/30/00         6/30/01         6/30/00
Net Loss                                $(3,663,294)     $(3,999,189)    $(6,274,963)    $(7,156,035)
Foreign Currency Translation
Adjustment Net                             (4,346)          (8,777)            388         (10,225)
                                        ------------     ------------    ------------    ------------
Total                                   $(3,667,640)     $(4,007,966)    $(6,274,575)    $(7,166,260)
                                        ============     ============    ============    ============


Earnings Per Share
Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and dilutive outstanding warrants.

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

Our Internet business model revenue is derived from software product license fees, annual maintenance fees, and professional and training services fees.
Our revenue recognition policy for the software product is in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2, which generally states that revenue related to components of software sales and implementations should be attributed to each component based on the fair values of each component. Revenue for software licenses is generally recognized upon customer's receipt of the software with no significant obligations related to the installation of the software. Maintenance fees are recognized ratably over the contract period. Professional and training services are recognized as the services are performed.

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

RESULTS OF OPERATIONS

Revenue
Revenue decreased $981,332, or 74%, to $349,632 from $1,330,964 for the second quarter of 2001 and 2000, respectively. This decrease in revenue, which was derived primarily from professional services, was attributable to a slow down in ongoing projects. These factors also contributed to the $559,538, or 30%, decrease in revenue totaling $1,291,532 in the first half of 2001 as compared to $1,851,070 of revenue in the first half of 2000.

Cost of Revenue
Cost of revenue decreased $432,890, or 41%, to $615,783 from $1,048,673 for the second quarter of 2001 and 2000, respectively. Cost of revenue was attributable predominantly to costs associated with professional services. These professional service costs decreased due to a reduction in employees when compared to the second quarter of 2000. The cost of revenue of $1,380,360 for the first half of 2001 was higher than the cost of revenue of $1,218,405 incurred in the first half of 2000 by $161,955, or 13%. The reason for this increase, not decrease, is due to the fact the company had fewer projects in first quarter of 2000 and thus had a smaller payroll. During the second quarter of 2000, the company began increasing personnel to correspond with the increase in projects.

Operating Expenses
Sales and marketing expenses decreased $1,512,797, or 71%, to $611,200 from $2,123,997 for the second quarter 2001 and 2000, respectively. The Company has decreased its advertising and marketing costs by approximately $1,700,000. This decrease is offset by an increase of approximately $200,000 in payroll costs associated with the addition of personnel to our sales force. These factors contributed to the $1,574,986, or 52%, decrease in sales and marketing expenses totaling $1,464,581 in the first half of 2001 as compared to $3,039,567 of sales and marketing expenses for the first half of 2000.

Research and development ("R&D") expenses decreased $518,898, or 84%, to $100,887 from $619,785 for the second quarter 2001 and 2000, respectively.
The capitalization of work associated with the new version release of SmartCode
4.0 accounts for a decrease of approximately $316,000. Payroll associated costs decreased approximately $207,000. These factors contributed to the $556,731, or 47%, decrease in R&D expenses totaling $618,768 in the first half of 2001 as compared to $1,175,499 of R&D expenses for the first half of 2000.

General and administrative ("G&A") expenses increased $362,941, or 28%, to $1,672,390 from $1,309,449 for the second quarter 2001 and 2000, respectively. Payroll costs declined approximately $266,000 as management implemented a corporate wide cost improvement program. These savings were offset by increased costs associated with the settlement of the GEM Technologies, Inc. case and the related attorney fees. This case was settled with the issuance of common stock, valued at $536,000, tentatively scheduled to occur in the third quarter of 2001, thereby preserving cash for operations. (See Part II, Item 1 for further details on the case and the settlement.) Management's corporate wide cost improvement program is the main factor in the $193,875, or 6%, decrease in G&A expenses totaling $2,886,578 in the first half of 2001 as compared to $3,080,453 of G&A costs for the first half of 2000.

Depreciation and amortization expenses increased $220,776, or 66%, to $555,517 from $334,741 for the second quarter 2001 and 2000, respectively. This increase was primarily related to management's decision to revise the estimated life of certain computer equipment from 5 years to 3 years based upon historical trends observed with this equipment. These factors contributed to the $239,258, or 36%, increase in depreciation and amortization expenses totaling $908,167 in the first half of 2001 as compared to $668,909 of depreciation and amortization expenses for the first half of 2000.

Other Income/(Expense)
In the second quarter of 2001, other income/(expense) showed income of $92,851 compared to income of $106,492 in the second quarter of 2000, which calculates to a decrease of $13,641 or 13%. Interest income decreased $41,303, or 30%, due to the decreased cash balance during the quarter. Interest expense decreased $30,759 due to the elimination of all long-term debt in 2000. The reduction of debt and its associated interest expense is the main factor that contributed to the increase in other income/(expense) to $241,959 in the first half of 2001 as compared to income of $175,728 in the first half 2000.

Provision for Income Taxes
In the second quarter of 2001, management increased the valuation allowance against the deferred tax asset attributable to our net operating loss carryforwards by $550,000. This non-cash transaction accounts for the increase to the income tax provision of $550,000 in the both the second quarter and first half of 2001 as compared to the same periods in 2000.

Net Loss
Net loss for the second quarter 2001 was $3,663,294 compared to $3,999,189 for the same period in 2000. This represents an improvement in net loss of $335,895 or 8%. The net loss per share was $0.11 and $0.14 for the second quarter of 2001 and 2000, respectively. This represents an improvement in the net loss per share of $0.03 or 21%.

Net loss for the first half of 2001 was $6,274,963 compared to $7,156,035 for the same period in 2000. This represents an improvement in net loss of $881,072 or 12%. The net loss per share was $0.20 and $0.25 for the first half of 2001 and 2000, respectively. This represents an improvement in the net loss per share of $0.05 or 20%.

FINANCIAL CONDITION AND LIQUIDITY

Working capital decreased $4,803,262, or 43%, to $6,460,824 from $11,264,086 as of June 30, 2001 and December 30, 2000, respectively. Cash and cash equivalents decreased $3,651,096, or 32%, to $7,691,359 from $11,342,455 as of June 30, 2001 and December 30, 2000, respectively.

Cash used in operations totaled $3,720,155 and $6,670,886 for the first half of 2001 and 2000, respectively. The cash used relates to the net loss sustained during the period, plus working capital changes. The major sources of cash during the first half of the year is from operating sales, the collection of receivables, and proceeds from the issuance of stock resulting from the redemption of options and warrants.

We are currently operating at a loss and expect this to continue for at least several quarters. We believe that the combination of present cash and cash equivalent balances, future operating cash flows and cash provided by the exercise of options and warrants will be adequate to fund our operations for the near-term foreseeable future. However, we may seek additional financing during the year to fund operations and growth. There is no assurance that if we pursue additional financing, we will be able to raise it on acceptable terms or at all.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company has previously reported a lawsuit that was filed against us in 1996. The lawsuit involved claims by plaintiffs that they were fraudulently induced to invest in GEM Technologies, Inc. ("GEM"), an unrelated company, and to forego their conversion rights, that GEM wrongly transferred assets to a predecessor company of ours and that they were entitled to an 8.72% interest in GEM, and as such, in us. The case was tried, and the Court ruled that we were unrelated to GEM and ruled against Mr. Gruder on two counts. Plaintiffs were awarded a judgment of $175,000, plus interest and attorneys' fees and expenses. The plaintiffs appealed on the basis that the court denied their claim to convert the notes into our stock and Mr. Gruder cross-appealed from the relief awarded against him. In addition, the Plaintiffs initiated a lawsuit in the GEM bankruptcy court.

During this quarter, a settlement agreement was reached. The Company's Board of Directors determined that because the Company was responsible for all costs associated with the suit and because the litigation was so disruptive to the Company as well as a distraction to Management, that rather than prolong the lawsuit, it was in the best interest of the Company to promote a settlement and as a result, the Board of Directors determined that the Company should participate in the settlement. Therefore, in settlement, we have agreed to deliver 275,000 shares of our common stock to the selling stockholder and Robert
F. Gruder will deliver 335,000 shares of our common stock to the selling stockholder and Mr. Gruder will deliver a non-negotiable promissory note in the amount of $600,000 to the selling stockholder. In addition, Mr. Gruder paid $1,150,000 comprised of $750,000 that Mr. Gruder had previously given over and $400,000 upon the settlement agreement. Mr. Gruder will also deposit 500,000 shares of our common stock to be held in escrow as security for that note. In connection with the settlement, the selling stockholder shall release the Company, Mr. Gruder, and Mr. Dudchik from liability under the litigation and shall dismiss his claims against us, Mr. Gruder and Mr. Dudchik. In addition, our offer to participate in the Settlement Agreement served as an inducement to Mr. Gruder to enter into the Settlement Agreement and to absorb the majority of the financial burden of the settlement.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2001, our stockholders (at the annual meeting) approved the following:

1. Election of Directors.

                                For             Against

a. Robert F. Gruder             27,802,748      1,264,927
b. Thomas J. Dudchik            27,715,453      1,352,222
c. Richard J. Blumberg          27,816,003      1,251,672
d. James McLaughlin             27,816,153      1,251,522
e. Larry R. Green               27,816,003      1,251,672

2. Approval of the merger of the Company into a newly established Delaware subsidiary in order to effect the change of the Company's state of incorporation from North Carolina to Delaware.

                                For             Against         Abstained
                                26,345,575      2,700,419       21,681

On August 7, 2001, the Board of Directors elected to discontinue the merger into a Delaware subsidiary due to business considerations.

3. Ratification of the increase of the number of shares available for issuance under the Alydaar Software Corporation Omnibus Stock Plan and approval of an increase of shares available under such plan.

                                For             Against         Abstained
                                25,752,371      3,235,173       80,131

4. Ratification of the appointment of Holtz Rubenstein & Co., LLP, as our independent public accountants for the year 2001.

                                For             Against         Abstained
                                28,599,794      370,773         97,108

ITEMS 2,3,5 and 6 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


INFORMATION ARCHITECTS CORPORATION
(Registrant)


Date: August 9, 2001                    /s/Robert F. Gruder
                                           Robert F. Gruder,
                                           Chief Executive Officer

Date: August 9, 2001                    /s/J. Wayne Thomas
                                           J. Wayne Thomas,
                                           Chief Financial Officer