Form 10-Q
period 2001-09-30
INFORMATION ARCHITECTS CORP
filed 2001-11-14
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended Sept 30, 2001

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


                                  704-365-2324
               (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No



As of September 30, 2001 there were 32,413,328 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION                                              Page

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets
as of September 30, 2001 and December 31, 2000                                3

Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months ended Septemebr 30, 2001 and 2000                       4

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months ended September 30, 2001 and 2000                         5

Notes to Consolidated Financial Statements                                    6


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview                                                                      7

Results of Operations                                                         8

Financial Condition and Liquidity                                             9

Fourth Quarter Events and Other Pertinent Information                         9


PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS                                                    10

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS                            10

ITEM 5: OTHER INFORMATION                                                    10

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                     10

Signatures                                                                   11

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
Information Architects Corporation
Consolidated Balance Sheets

                                                                              September 30, 2001     December 31, 2000
                                                                              (Unaudited)            (Audited)
Assets
Current Assets
Cash and cash equivalents                                                     $ 5,775,133             $11,342,455
Accounts receivable, net                                                          124,923                 718,449
Earned and unbilled revenue                                                        29,365                  87,320
Prepaid expenses                                                                  214,592                 172,051
Other receivables                                                                  13,943                  35,632
                                                                              ------------           -------------
Total Current Assets                                                            6,157,956              12,355,907

Property and Equipment, net                                                     1,419,400               2,113,484
Software Costs, net                                                               974,338               1,101,875
Trademarks, net                                                                    67,002                  73,439
Deferred Tax Asset                                                                900,000               1,800,000
Other Assets                                                                       52,000                  44,225
                                                                              ------------           -------------
                                                                              $ 9,570,696             $17,488,930
                                                                              ============           =============

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable                                                              $   107,288             $   316,482
Accrued payroll and commissions                                                   110,921                  34,903
Other current liabilities                                                       1,131,313                 715,649
Unearned revenue                                                                   60,997                  24,787
                                                                               -----------            ------------
Total Current Liabilities                                                       1,410,519               1,091,821

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; 95,500
and 185,087 shares issued and outstanding respectively                                 96                     185
Common stock, $.001 par value, 50,000,000 shares authorized;
32,413,328 and 30,952,489 shares issued and outstanding respectively               32,413                  30,952
Additional paid-in capital                                                     67,124,034              66,103,272
Deficit                                                                       (58,979,208)            (49,716,427)
Accumulated other comprehensive loss                                              (17,158)                (20,873)
                                                                              ------------            ------------
                                                                                8,160,177              16,397,109
                                                                              ------------            ------------
                                                                              $ 9,570,696             $17,488,930
                                                                              ============            ============

           See accompanying "Notes to Consolidated Financial Statements"

Information Architects Corporation
Consolidated Statements of Operations
(Unaudited)

                                                                       Three Months    Three Months    Nine Months     Nine Months
                                                                       Ended           Ended           Ended           Ended
                                                                       Sept 30, 2001   Sept 30, 2000   Sept 30, 2001   Sept 30, 2000
Revenue:
Product                                                              $    97,830      $   359,513    $   130,890      $   518,246
Services                                                                 171,626        1,158,808      1,430,098        2,851,145
                                                                     ------------     ------------   ------------     ------------
Total Revenue                                                            269,456        1,518,321      1,560,988        3,369,391

Cost of Revenue                                                          641,391          924,305      2,021,751        2,142,710
                                                                     ------------     ------------   ------------     ------------
Gross (Loss) Profit                                                     (371,935)         594,016       (460,763)       1,226,681
Operating Expenses
Sales and marketing                                                      455,240        1,012,123      1,919,821        4,051,690
Research and development                                                 380,567          457,881        999,335        1,633,380
General and administrative                                             1,204,576        1,838,175      4,091,154        4,918,628
Depreciation and amortization                                            308,268          334,436      1,216,435        1,003,345
                                                                     ------------     ------------   ------------     ------------
                                                                       2,348,651        3,642,615      8,226,745       11,607,043
                                                                     ------------     ------------   ------------     ------------
Loss from Operations                                                  (2,720,586)      (3,048,599)    (8,687,508)     (10,380,362)
Other Income (Expense)
Interest income                                                           66,318          253,812        308,375          489,647
Interest expense                                                          (2,191)         (11,513)       (12,154)        (116,333)
Other                                                                     18,641           12,968         28,506           57,681
                                                                     ------------     ------------   ------------     ------------
                                                                          82,768          255,267        324,727          430,995
                                                                     ------------     ------------   ------------     ------------

Loss Before Provision for Income Taxes                                (2,637,818)      (2,793,332)    (8,362,781)      (9,949,367)

Provision for Income Taxes                                               350,000               -         900,000               -
                                                                     ------------     ------------   ------------     ------------

Net Loss                                                             $(2,987,818)     $(2,793,332)   $(9,262,781)     $(9,949,367)
                                                                     ============     ============   ============     ============

Loss per share:
Basic                                                                $     (0.09)     $     (0.09)   $     (0.29)     $     (0.34)
                                                                     ============     ============   ============     ============
Diluted                                                              $     (0.09)     $     (0.09)   $     (0.29)     $     (0.34)
                                                                     ============     ============   ============     ============
Weighted average common shares outstanding:
Basic                                                                 32,278,098       30,436,830     31,900,870        29,355,412
                                                                     ============     ============   ============     ============
Diluted                                                               32,278,098       30,436,830     31,900,870        29,355,412
                                                                     ============     ============   ============     ============

           See accompanying "Notes to Consolidated Financial Statements"

Information Architects Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                Nine Months             Nine Months
                                                                                Ended                   Ended
                                                                                Sept 30, 2001           Sept 30, 2000

Cash Flows From Operating Activities
Net Loss                                                                        $(9,262,781)            $(9,949,367)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                     1,216,435               1,003,345
Valuation allowance for deferred tax asset                                          900,000                     -
Non-cash litigation settlement                                                      536,250                     -
Allowance for doubtful accounts                                                         -                   (50,000)
Loss (Gain) on sale of fixed assets                                                   4,987                 (14,187)
Non-cash expenses                                                                       -                   164,246
Decrease (increase) in assets:
Accounts receivable                                                                 593,526                1,898,421
Earned and unbilled revenue                                                          57,955                  (74,463)
Prepaid expenses                                                                    (42,541)                 (18,710)
Other receivables                                                                    21,689                  125,022
Other assets                                                                         (7,775)                  67,458
(Decrease) increase in liabilities:
Accounts payable                                                                   (209,194)              (1,355,507)
Accrued payroll and commissions                                                      76,018                  113,699
Other current liabilities                                                           415,664                  (82,854)
Unearned revenue                                                                     36,210                 (133,002)
                                                                                ------------            -------------
Total adjustments                                                                 3,599,224                1,643,468
                                                                                ------------            -------------
Net cash used in operating activities                                            (5,663,557)              (8,305,899)
                                                                                ------------            -------------
Cash Flows From Investing Activities
Purchase of property and equipment                                                  (35,114)                (58,545)
Software costs                                                                     (358,250)                (10,541)
                                                                                ------------            -------------
Net cash used in investing activities                                              (393,364)                (69,086)
                                                                                ------------            -------------
Cash Flows From Financing Activities
Proceeds from issuance of stock                                                     489,599              16,384,719
Stock issuance costs                                                                    -                  (745,399)
Advances to officers                                                                    -                  (126,627)
Repayment of loans                                                                      -                  (175,000)
Repayment of capital lease obligations                                                  -                  (225,331)
                                                                                ------------            ------------
Net cash provided by financing activities                                           489,599              15,112,362
                                                                                ------------            ------------
Net (Decrease) Increase in Cash and Cash Equivalents                             (5,567,322)              6,737,377
Cash And Cash Equivalents, beginning of period                                   11,342,455               7,398,252
                                                                                ------------            ------------
Cash And Cash Equivalents, end of period                                        $ 5,775,133             $14,135,629
                                                                                ============            ============
Supplemental Disclosures
Interest Paid                                                                   $    12,154             $    41,186
                                                                                ============            ============
Income Taxes Paid                                                               $       -               $       -
                                                                                ============            ============

          See accompanying "Notes to Consolidated Financial Statements"

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents
The cash balance as of September 30, 2001 and December 31, 2000 includes restricted cash of $750,000. This cash is being used to secure a standby letter of credit, which is in accordance with our facility rental agreement.

Income Taxes
The Company increased the valuation allowance against the deferred tax asset attributable to its net operating loss carryforwards in the third quarter by $350,000, bringing the total provision for income taxes recognized in the first nine months of 2001 to $900,000.

Property and Equipment
Management revised the estimated life of certain computer equipment from five years to three years based upon historical trends observed with this equipment in the second quarter of 2001. The Company incurred approximately $240,000 in additional depreciation expense as a result of this change in the second quarter of 2001.

Comprehensive Income
The components of comprehensive income were as follows:

                                        Three Months Ended               Nine Months Ended
                                        9/30/01          9/30/00         9/30/01         9/30/00
Net Loss                                $(2,689,842)     $(2,793,332)    $(8,414,805)    $(9,949,367)
Foreign Currency Translation
Adjustment Net                                3,327            1,320           3,715          (8,905)
                                        ------------     ------------    ------------    ------------
Total                                   $(2,686,515)     $(2,792,012)    $(8,411,090)    $(9,958,272)
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

Supplementary Cash Flow Information
During the third quarter of 2001, we issued 275,000 shares of common stock ($536,250) in connection with a litigation settlement.
During the second quarter of 2000, we issued 1,000,000 shares of common stock in payment of $1,939,760 of principal and $48,494 of accrued interest on a note payable.
During the second and third quarter of 2000, we sold furniture, which was held under a capital lease, for $128,874. This amount was credited directly against the lease obligation.
During the first quarter of 2000, we acquired software valued at $74,000 as partial consideration for an outstanding accounts receivable balance.

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

RESULTS OF OPERATIONS

Revenue
Revenue decreased $1,248,865, or 82%, to $269,456 from $1,518,321 for the third quarter of 2001 and 2000, respectively. This decrease in revenue, the majority of which was derived from professional services, was attributable to a slow down in ongoing projects. These factors also contributed to the $1,808,403, or 54%, decrease in revenue totaling $1,560,988 in the first nine months of 2001 as compared to $3,369,391 of revenue in the first nine months of 2000.

Cost of Revenue
Cost of revenue decreased $282,914, or 31%, to $641,391 from $924,305 for the third quarter of 2001 and 2000, respectively. Cost of revenue was attributable predominantly to costs associated with professional services. These professional service costs decreased due to a reduction in employees when compared to the third quarter of 2000. These factors also contributed to the $120,959, or 6%, decrease in cost of revenue totaling $2,021,751 in the first nine months of 2001 as compared to $2,142,710 of revenue in the first nine months of 2000.

Operating Expenses
Sales and marketing expenses decreased $556,883, or 55%, to $455,240 from $1,012,123 for the third quarter 2001 and 2000, respectively. Sales and marketing expenses decreased $2,131,869, or 53%, to $1,919,821 from $4,051,690 for the first nine months of 2001 and 2000, respectively. In 2001, the Company has decreased its advertising and marketing costs by approximately $2,300,000, which is the main contributing factor to the large reduction of expenses.

Research and development ("R&D") expenses decreased $77,314, or 17%, to $380,567 from $457,881 for the third quarter 2001 and 2000, respectively. R&D expenses decreased $634,045, or 39%, to $999,335 in the first nine months of 2001 as compared to $1,633,380 of R&D expenses for the first nine months of 2000. The capitalization of work associated with the latest version of SmartCode and a reduction of payroll and its associated costs are the main factors driving the decrease.

General and administrative ("G&A") expenses decreased $633,599, or 34%, to $1,204,576 from $1,838,175 for the third quarter 2001 and 2000, respectively. Payroll costs declined approximately $479,000 as management continues implementation of a corporate wide cost improvement program. This cost improvement program is the main factor in the $827,474, or 17%, decrease in G&A expenses totaling $4,091,154 in the first nine months of 2001 as compared to $4,918,628 of G&A costs for the first nine months of 2000. Although payroll costs declined almost $1.1 million, some of these savings were offset by increased costs associated with the settlement of the GEM Technologies, Inc. case and the related attorney fees. This case was settled with the issuance of common stock, valued at approximately $536,000, during the third quarter of 2001, thereby preserving cash for operations. (See Part II, Item 1 for further details on the case and the settlement.)

Depreciation and amortization expenses decreased $26,168, or 8%, to $308,268 from $334,436 for the third quarter 2001 and 2000, respectively. Depreciation and amortization expenses increased $213,090, or 21%, to $1,216,435 from $1,003,345 for the first nine months of 2001 and 2000, respectively. The decrease in the third quarter of 2001 and the increase in the first nine months of 2001 are primarily related to management's decision to revise the estimated life of certain computer equipment from 5 years to 3 years based upon historical trends observed with this equipment. The Company incurred approximately $240,000 in additional expense in the second quarter of 2001 as a result of the revision.

Other Income/(Expense)
Other income/(expense) decreased $172,499, or 68%, to $82,768 from $255,267 in the third quarter of 2001 and 2000, respectively. Interest income decreased $187,494, or 74%, due to the decreased cash balance during the quarter and lower interest rates. Interest expense decreased due to the elimination of all long-term debt in 2000. These two factors are consistent in the decrease in other income/(expense) to $324,727 from $430,995 in the first nine months 2001 and 2000, respectively.

Provision for Income Taxes
In the third quarter of 2001, management increased the valuation allowance against the deferred tax asset attributable to our net operating loss carryforwards by $350,000. This third quarter provision brings the total income tax provision recognized in 2001 to $900,000. No valuation allowance was recorded in 2000.

FINANCIAL CONDITION AND LIQUIDITY

Working capital decreased $6,516,649, or 58%, to $4,747,437 from $11,264,086 as of September 30, 2001 and December 30, 2000, respectively. Cash and cash equivalents decreased $5,567,322, or 49%, to $5,775,133 from $11,342,455 as of
September 30, 2001 and December 30, 2000, respectively.

Cash used in operations totaled $5,663,557 and $8,305,899 for the first nine months of 2001 and 2000, respectively. The cash used relates to the net loss sustained during the period, plus working capital changes. The major sources of cash during the first nine months of the year is from operating sales, the collection of receivables, and proceeds from the issuance of stock resulting from the redemption of options and warrants.

We are currently operating at a loss and expect this to continue in 2002. If revenue doesn't increase substantially during 2002, we will not be able to sustain ongoing operations without obtaining additional financing. There is no assurance that if we pursue additional financing, we will be able to raise it on acceptable terms or at all.

FOURTH QUARTER EVENTS AND OTHER PERTINENT INFORMATION

Subsequent to the end of the third quarter 2001, management has continued its ongoing cost reduction efforts as well as its efforts to capitalize on operating efficiencies. In conjunction with these efforts, we have consolidated our development team at the headquarters in Charlotte and closed our Hoboken facility. This resulted in a reduction of 10 positions with the retention of two key individuals including the Chief Technology Officer. The Company has also engaged a real estate agent to lease the Hoboken facilities. iA is also continuing to pursue other avenues to further reduce our lease expenses. We have engaged a new real estate agent to aggressively market a lease/sublease for some of our space at the Charlotte headquarters.

iA currently has 45 employees and anticipates maintaining this level for the near term. With the impact of recent economic and market developments, iA does not anticipate a turnaround until 2002. However, management believes that the Company's cash position will enable continued operations through May 2002 even without substantial revenue growth. We continue to keep strong relations with our investment bankers and based on discussions with them, we anticipate pursuing the raising of additional capital in the first quarter of 2002.

Information Architects has recently signed alliance agreements with Sun(R), Novell(R)/Cambridge Technology Partners(R), and IBM(R). Recent wins include GMAC(R).

Other developments in the quarter include: iA began selling SmartCode via Sun's Forte site; the class action lawsuit against iA was dismissed; iA will offer a new pricing structure for its January release including the availability of SmartCode for nonprogrammers; and iA became a member of the ATG "gear" alliance group.

According to the Gartner Group, the market place for Web Services and Seamless Content Delivery is expected to mature in 2002. Gartner projects that 50% of traditional computing will be replaced with XML by 2005 with revenues from XML based e-hubs reaching $50 billion by 2006. Management believes its XML-based flagship product, SmartCode, is well positioned to capitalize on this emerging market. SmartCode's ability to instantly create "reusable" components is yet a further step in the evolution of Web Services.

Management anticipates releasing the next version of its SmartCode technology during the early first quarter of 2002. The new release, SmartCode Visual Edition (VE), will allow programmers and non-programmers alike to quickly, and efficiently build robust SmartCode applications. Using SmartCode VE, non-programmers can create a single screen, customized view of pieces of information, or content fragments, from several different web sites (or mainframe legacy data) quickly and easily.

For example, a financial analyst will be able to quickly, and easily "grab" a chart from bigcharts.com, a related section of a SEC filing from freeedgar.com, applicable news from cbsmarketwatch.com, and stock quotes from forbes.com, and view current and updated information on a single screen. Unlike personalized portal applications that offer a pull down window with pre-selected choices for "customization", individuals will have the ability to select information from whatever source they choose. Personalized, customized views of pertinent information are delivered to the desktop, reducing development time and significantly improving operational efficiencies. Management believes that this business model can quickly be applied to any constantly changing business requirements; i.e. supply chain, personal portals, customer views, etc.

All references to bigcharts.com, freeedgar.com, and cbsmarketwatch.com are covered by their individual copyrights and/or trademarks.

Additionally, the Board of Directors of iA anticipates calling a Special Meeting of Stockholders to be held on December 19, 2001. At the meeting, stockholders will be asked to approve a 1 for 5 reverse stock split, to authorize the sale of up to 40% of the common stock of iA or securities convertible into 40% of the common stock of iA and to approve amendments to iA's Employee Stock Option Plan and Employee Stock Purchase Plan. Please refer to the Preliminary Proxy Statement on Schedule 14A, filed on November 14, 2001 for further information.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

GEM TECHNOLOGIES, INC LAWSUIT
The Company has previously reported a lawsuit that was filed against us in 1996. The lawsuit involved claims by plaintiffs that they were fraudulently induced to invest in GEM Technologies, Inc. ("GEM"), an unrelated company, and to forego their conversion rights, that GEM wrongly transferred assets to a predecessor company of ours and that they were entitled to an 8.72% interest in GEM, and as such, in us. The case was tried, and the Court ruled that we were unrelated to GEM and ruled against Mr. Gruder on two counts. Plaintiffs were awarded a judgment of $175,000, plus interest and attorneys' fees and expenses. The plaintiffs appealed on the basis that the court denied their claim to convert the notes into our stock and Mr. Gruder cross-appealed from the relief awarded against him. In addition, the Plaintiffs initiated a lawsuit in the GEM bankruptcy court.

During the second quarter, a settlement agreement was reached. The terms of this settlement were carried out in the third quarter. The Company's Board of Directors determined that because the Company was responsible for all costs associated with the suit and because the litigation was so disruptive to the Company as well as a distraction to Management, that rather than prolonging the lawsuit, it was in the best interest of the Company to settle. During the third quarter, we delivered 275,000 shares of our common stock to the selling stockholder and Robert F. Gruder delivered 335,000 shares of our common stock to the selling stockholder and Mr. Gruder delivered a non-negotiable promissory note in the amount of $600,000 to the selling stockholder. In addition, Mr. Gruder paid $1,150,000 comprised of $750,000 that Mr. Gruder had previously given over and $400,000 upon the settlement agreement. Mr. Gruder also deposited 500,000 shares of our common stock to be held in escrow as security for that note. In connection with the settlement, the selling stockholder released the Company, Mr. Gruder, and Mr. Dudchik from liability under the litigation and dismissed his claims against us, Mr. Gruder and Mr. Dudchik. In addition, our offer to participate in the Settlement Agreement served as an inducement to Mr. Gruder to enter into the Settlement Agreement and to absorb the majority of the financial burden of the settlement.

CLASS ACTION LAWSUIT
The Company has previously reported a class action lawsuit filed against us, current and former officers and directors, in the United States District Court for the Western District of North Carolina. On January 31, 2001, the defendants filed a motion to dismiss this lawsuit. On October 16, 2001, the lawsuit was dismissed by the Judge with prejudice.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

As discussed in Item 1: Legal Proceedings in The Gem Technologies, Inc. lawsuit section, the Company issued a total of 275,000 shares of our common stock in August 2001 to the selling stockholder. The Company did not receive any of the proceeds from the sale of these shares.

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5: OTHER INFORMATION

On November 12, 2001, James H. McLaughlin tendered his resignation as a director of Information Architects effective as of the close of business on that date.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


INFORMATION ARCHITECTS CORPORATION
(Registrant)


Date: November 14, 2001                    /s/Robert F. Gruder
                                              Robert F. Gruder,
                                              Chief Executive Officer

Date: November 14, 2001                    /s/J. Wayne Thomas
                                              J. Wayne Thomas,
                                              Chief Financial Officer
                                                                         page 11