Form 10-K
period 2001-12-31
INFORMATION ARCHITECTS CORP
filed 2002-03-29
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The number of shares of our common stock outstanding as of March 22, 2002 was 6,492,286. The aggregate market value of our common stock held by non-affiliates of us as of March 22, 2002 was $6,178,875

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the end of our fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K (Items 10, 11 and 12). In addition, see the Footnotes to the Exhibits.

                       INFORMATION ARCHITECTS CORPORATION
                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

                                     PART I
                                                                Page
Item 1.    Business                                               3
Item 2.    Properties                                             7
Item 3.    Legal Proceedings                                      8
Item 4.    Submission of Matters to a Vote of Securities Holders  8

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                    9
Item 6.    Selected Consolidated Financial Data                  10
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   11
Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risks                                          22
Item 8.    Financial Statements and Supplementary Data           23
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures                  23

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant    23
Item 11.   Executive Compensation                                23
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                            23
Item 13.   Certain Relationships and Related Transactions        23

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                           24

Signatures

                                     PART I

FORWARD-LOOKING STATEMENTS
The matters discussed in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements provided under Part II,
Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein. iA undertakes no duty to update this information after the date of this document.

ITEM 1.  BUSINESS

GENERAL

Information Architects Corporation and Subsidiary (the "Company" or "iA") is a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. Our corporate product, Jitzu Corporate Edition, allows businesses to access and interact with any content or functionality across as many applications and hardware platforms as they want. Jitzu Corporate Edition provides drag-and-drop functionality for creating re-usable components out of any content. In addition, Jitzu aggregates and mixes content fragments from content management applications, e-commerce and personalization engines, third party Customer Relationship Management (CRM) applications, internal and external web sites, ad servers, and heavily vested mainframe applications to present a real-time, online "front-end" to the end user.

Our personal version of Jitzu is an internet organizer that allows a user to create a personalized view of their favorite content from multiple locations all on one screen. Jitzu can access content from Websites, photos, your personal PC, etc. and present them all together. Jitzu is actually going to your favorite sites all at the same time and letting you look at just the sections of the sites that you like, all on a single page. This allows Jitzu to be real-time and interactive. The personal version also includes a drag-and-drop function that requires no programming experience.

Prior to December 31, 1999, iA was engaged in the business of providing software-reengineering services, including the correction and validation of existing mainframe computer software systems' ability to manage the Year 2000 ("Y2K") problem and software conversion services.

The industry in which iA participates has developed a vocabulary that is used to describe its product and services. A number of these terms may not be used outside iA's industry and will be defined in the Annual Report on Form 10-K.

OUR HISTORY

We were founded in 1982 as a Utah corporation under the name of Enertronix Corporation. In 1992 we changed our name to Alydaar Software Corporation ("Alydaar"). Alydaar later changed its corporate domicile to North Carolina through a merger with and into Daar Corporation, a North Carolina corporation established by Alydaar. Alydaar was the surviving corporation. In July of 1997 we acquired all of the shares of Alydaar International, Limited, ("International") based in England. On June 28, 1999 we changed our name to Information Architects Corporation. Information Architects Corporation and International are collectively referred to herein as the "Company" or "iA."

OUR PRODUCTS AND SERVICES

How Jitzu Works
Jitzu is a generic platform that extends a Web Server's functionality, and is designed to provide easy and flexible access to existing and future data and applications. Applications built using Jitzu employ a clean separation between content and presentation, so that the two can be manipulated independently. Jitzu sits between your data and your users, providing a Web-based view of the data. In this manner, your data can remain in its current location and format while your users access it via the Web or a company Intranet.

Jitzu applications achieve flexibility by building a model of the data called a metarepository and using that model as the central component in a Web application. The metarepository does not actually contain the data. Instead, it contains metadata: information about the data, such as where it is, how to get it, what other data it is related to, who is allowed to see it, who is allowed to modify it, etc. The data itself may reside in local files, remote Web locations (URIs (Uniform Resource Identifiers)), a FTP (File Transfer Protocol) server, a database, or nearly anywhere else. When a user points a Web browser at the metarepository, Jitzu accesses the data in its original location, using whatever means is appropriate, and then presents the data to the user's Web browser via the HTTP (Hypertext Transfer Protocol).

Because a metarepository is the central element in each Jitzu application, the terms Jitzu application and metarepository are often used interchangeably.

Jitzu
The Jitzu Framework is a RDF-based (Resource Description Framework, which is an extension of XML (eXtensible Markup Language)) Java framework that provides easy, flexible access to data and applications. Jitzu's use of metadata makes it possible to avoid copying and storing data in static repositories. RDF specifications simplify the construction of sophisticated applications that take full advantage of metadata. A RDF metadata repository stores the essential information about specific data and application elements. This includes information about an element's location, the contextual meaning within the document or the original application, business logic that should be applied in a particular context, etc.

Jitzu supports dynamic aggregation of content and functionality from many different sources both on the Internet and on the network local to its installation. The product can dynamically access multiple sources of content and platforms, aggregate structured or unstructured data, and automatically format the content or content subsets into XML and/or HTML (Hypertext Markup Language) for display over the Internet.

Single Sign On
Jitzu aggregation functionality lends itself to providing simple, robust, and easily customizable solutions to the problem of providing a single point of user authentication for multiple sites. Jitzu offers authentication and authorization tools and integrates with standard security protocols.

Jitzu applications encrypt and store user login and password information for different sites. Users sign in with their Jitzu ID and password when they first access the Jitzu application, which authenticates users with remote applications accessible via the Internet. Jitzu is capable of capturing and reproducing manual logon procedures acting as a proxy when going through a sequence of logon screens, but it is also capable of direct authentication with LDAP (Lightweight Directory Access Protocol) servers, external certifying authorities or other Jitzu applications.

Jitzu supports standard security protocols, including SSL (Secure Socket Layer) and HTTPS (Hypertext Transfer Protocol Secure). Once authenticated, Jitzu maintains a user's secure identification throughout the session, performing automated logins into remote sites if sessions with those sites time out before the Jitzu session with the end user times out.

iA on MetaData
There is presently a lot of confusion created in the marketplace when new technology concepts are introduced. Such is the case with metadata, a broad and ambiguous term merely defined as 'data about data.' Metadata became popular with the advent of XML, a markup language that uses descriptive tags to categorize and describe electronic documents. Known as meta tagging, XML provided a means to describe information with standard and custom-defined tags. However, metadata goes beyond simple tagging schemes-empowering content managers and developers with a means to build dynamic content infrastructures. Meta tagging is not equivalent to iA's Metadata Framework - Jitzu.

Case in Point: MetaData Framework vs. Meta Tagging
There are a few software packages that assist content creators in the 'tagging' of their documents. Similar to how HTML allows developers to specify a particular presentation characteristic for a piece of data (e.g., <_B>Hello World!<_/B>), these products assist in the categorization of documents by interactively or automatically applying standard or custom-defined XML tags (e.g., <_property name="Document Category" value="Sample"> ). What needs to be understood is that meta tagging does not establish an association with the data or content. For that matter, meta tagging does not have much utility beyond searching and categorizing. Problems with XML tags occur when custom-defined tags do not match up with third party standards, preventing machines from communicating on their own. The potential for these meta tagging solutions is limited by the degree of acceptance of industry-standard vocabularies.

iA's flagship product Jitzu is a complete Metadata Framework that utilizes all open standards (i.e., W3C (World Wide Web Consortium), XML, and RDF specifications). Again, we are talking about data describing data, but this time in a more comprehensive and robust framework. Jitzu allows users to categorize individual fragments of data, creating a reference to the content at its source. Jitzu separates content from presentation by allowing users to associate security, personalization, and business logic with each fragment of content. This way, Jitzu objectizes the data into a reusable component. Users are able to model their business data and processes by linking these components together in a virtual graph structure or metadata repository. Not only does the Metadata Framework apply for data but also for application functionality, making it a foundation for building Web services-based solutions. Jitzu supports the RDF specification that layers on top of XML and allows for machine interoperability. Overall, a Metadata Framework gives users more control of their content and applications.

JitzuShare
JitzuShare is a complete Peer-to-Peer file sharing application. JitzuShare was developed to enable the Jitzu Communities (individuals who make or exchange Jitzu applications with others) to be able to search other PC's for Jitzu applications or components. When a component is saved in Jitzu, it can then be re-used by anyone that is given access. JitzuShare provides a search tool to facilitate this Jitzu sharing concept. Although designed for Jitzu, the JitzuShare software can be used as a stand-alone product which can be used to search for and download any digital content including photos, music, documents and website content. JitzuShare became available in the first quarter of 2002.

PROFESSIONAL SERVICES

We have established a professional services organization designed to help customers by providing tools and services that facilitate the Jitzu implementation process. In addition, we provide individuals to assist organizations in the incorporation of Jitzu into the execution of their e-business strategies.

EDUCATION AND TRAINING SERVICES

We provide knowledge and tools related to the implementation and deployment of the Jitzu solution. We have designed a curriculum to meet the anticipated needs of our customers and partners. The curriculum includes hands-on classes and Internet-based training for current and potential Jitzu customers such as an introductory class to Jitzu concepts, a class on implementing a Jitzu solution and detailed technical training on Internet concepts.

SUPPORT AND MAINTENANCE SERVICES

We have developed complementary support and maintenance programs for our corporate customers. Certain corporate customers have a need for extensive customer support. These customers pay a fee, usually on an annual basis, for these services that include on-call support and committed response times.
                                       5

MARKETING AND STRATEGY

We market our products primarily through relationships with strategic Internet technology companies, integrators, and development partners and our sales staff, which is located throughout the United States. We continually assess the viability of the international market, but do not currently have an international sales and marketing program. To date, we have achieved limited success in obtaining a large number of corporate customers. Accordingly, at this time, our revenue is derived from a relatively small number of customers. The market for our product is in an early stage of commercialization and involves a long sales cycle. We anticipate that as our marketing strategy continues to develop, we will increase our customer base as well as our sales staff, but there can be no assurance that this sales and marketing strategy will be successful in the future.

The Jitzu personal version became available in the first quarter of 2002. We are pursuing several avenues for distribution. Currently, Jitzu is available for purchase on our website, www.ia.com and www.jitzu.com. We are actively pursuing other distribution channels, such as distributors, retailers, systems integrators, software developers, value-added resellers (VAR), and original equipment manufacturer (OEM) customers. Again, there can be no assurance that this marketing strategy will be successful.

In addition, the current economic environment has created restrictions on capital spending. We are currently being impacted and if the trend continues, it could have a significant negative impact on our revenue.

Management believes it had difficulties completing corporate sales in 2001 because of three primary issues. The first was that the concept of virtual information was new and changed many IT development paradigms. The second was because of the lack of a simple user interface. The third reason was because of a lack of brand for the company and its products.

iA's flagship product Jitzu is the culmination of significant development which utilizes many of the features of its predecessor product, SmartCode, but has a sophisticated yet easy to use graphical user interface. Because of this development, management believes Jitzu is much easier to understand concerning its abilities and benefits to both consumers and corporations. Ultimately, iA will target Jitzu to large corporations but in an effort to contain costs, the Company will initially focus on selling Jitzu predominantly to the retail market, OEMs and VARs. The OEM and VAR relations would be segmented into retail and corporate. Recent 2002 success with this strategy was reflected by the signing of Novell as a partner to offer Jitzu to their corporate clients. iA will also focus on some of its strategic partners like Sun Microsystems and Hewlett Packard, to assist iA in its branding. Ultimately, this "bottom-up" marketing approach is expected to create a consumer as well as OEM ground swell which should assist iA in creating a brand for Jitzu and therefore lower the barriers to entry in the corporate environment.

SOFTWARE DEVELOPMENT

We continue to invest in ongoing development to enhance our core product, Jitzu. We capitalized $679,000 and $321,000 related to the internal development costs associated with Jitzu and its underlying framework, SmartCode in 2001 and 2000, respectively. Our research and development costs totaled $1,249,000 and $1,811,000 in 2001 and 2000, respectively. Jitzu, which is powered by SmartCode, became available to the market place during the first quarter of 2002. We expect to continue to allocate substantial resources into the continued development of Jitzu as we look to define and develop additional products and/or applications.

As of December 31, 2001, the majority of our employees were engaged in software development activities relating to Jitzu, and we plan to continue our software development activities. Our business could be harmed if we are not able to hire and retain the required system engineers to perform the required software development. We believe that our future success will depend in part on our ability to continue to enhance the functionality of our existing products, extend our product line to include additional applications, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards.
                                       6

COMPETITION

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

We compete with third-party aggregation and syndication solution providers, including Vignette Corporation, BowStreet, Tibco, BroadVision, Inc.,
WebMethods, Inc., and, to a lesser extent, portal application providers.
We may face increased competition from these providers in the future. Other potential competitors include in-house programming, client/server software vendors that are developing or extending existing products, which could effect our market. Other large software companies, such as Microsoft Corporation(R) and IBM(R), may also introduce competitive products. Many of our existing and potential competitors have greater technical, marketing and financial resources than we do.

PROPRIETARY RIGHTS AND LICENSING

On November 9, 1999, the United States Patent and Trademark Office granted us a patent for the "System for Indexing and Displaying Requested Data Having Heterogeneous Content and Representation", Patent No. 5,983,267, covering technologies and processes at the core of our SmartCode technology which powers Jitzu. This patent expires September 23, 2017. We also have a patent pending for our "Method and System For Dynamic Syndication and Customization of Content and Functionality in an Electronic Format Accessible By a Provider and Communicated Through a Computer Network to a Requestor", US Serial No. 09/625,755. In addition, we also hold numerous registered trademarks in the United States and Europe, including Information Architects(R), Jitzu(TM) and SmartCode(R), and other registered trademarks and copyrights related to our discontinued Y2K business.

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

PERSONNEL

As of December 31, 2001 we had 44 employees. Of the workforce approximately: 28 individuals are engaged in products and services delivery and research and development; 6 people are engaged in sales and marketing and 10 individuals are in executive, administration and systems support positions. To date, we have been successful in recruiting qualified personnel, and, as such, believe we will be able to satisfy our personnel requirements.

ITEM 2.  PROPERTIES

We currently lease office space for our operations and headquarters at Two Morrocroft Center, 4064 Colony Road, Charlotte, North Carolina 28211. We have a ten-year lease for our headquarters building, which expires on June 8, 2009. The lease is between us and a partnership in which Mr. Gruder, our Chairman and CEO, is a limited partner. (See Item 13 "Certain Relationships and Related Party Transactions").

During the last quarter of 2001, we closed our office in Hoboken, NJ and subsequently negotiated a lease termination agreement with the landlord. Therefore, we have no additional future lease commitments for the NJ office space.
                                       7

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in iA's Notes to Consolidated Financial Statements under the heading "Commitments and Contingencies - Litigation" (located in Item 8) which information is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 19, 2001, a special shareholder meeting was called to vote on four propositions. This meeting did not have enough shareholders votes to constitute a quorum and was therefore adjourned until January 25, 2002. On January 25, 2002, our shareholders approved the following:

1. Approval to amend the Certificate of Incorporation effecting a one-for-five reverse split of the common stock and equivalents.

      For                           Against                   Abstained
      ---                           -------                   ---------
      26,476,630                    3,225,599                 210,384

2. Approval of the sale of securities of Information Architects constituting up to 40 percent of the outstanding common stock or convertible into as much as 40 percent of our outstanding common stock.

      For                           Against                   Abstained
      ---                           -------                   ---------
      11,378,169                    4,148,893                 215,246

3. Approval of an amendment to the stock option plan to increase the number of shares of common stock that may be issued under the plan from 800,000 to 4,000,000 shares after giving effect to the proposed reverse split.

      For                           Against                   Abstained
      ---                           -------                   ---------
      10,119,973                    5,405,957                 216,377

4. Approval of an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the proposed reverse split.

      For                           Against                   Abstained
      ---                           -------                   ---------
      11,703,205                    3,777,976                 260,326

(Note: The vote count reflects actual results and have not been adjusted for the stock split.)
                                       8

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

Our common stock traded on the NASDAQ National Market System ("National Market") under the symbol "ALYD" until July 2, 1999 and currently trades under the symbol "IARC". From February 4, 2002 to March 4, 2002, our stock traded under the symbol "IARCD." The "D" informs investors of the stock split as discussed in
Item 4. The common stock was admitted to trading on the National Market on December 3, 1997. From 1982 through December 2, 1997, the common stock traded on the Bulletin Board, first as Enertronix and later as Alydaar.

The following tables set forth the high and low sale prices on the National Market for the years ended December 31, 2001 and 2000, as adjusted for the stock split.

For Year Ended December 31, 2001                          High                  Low
---------------------------------------------        ----------------      ---------------
1st Quarter Ended March 31, 2001                   $           19.38    $            4.69
2nd Quarter Ended June 30, 2001                    $           11.95    $            5.16
3rd Quarter Ended September 30, 2001               $            9.25    $            2.00
4th Quarter Ended December 31, 2001                $            4.55    $            1.00

For Year Ended December 31, 2000                          High                  Low
---------------------------------------------        ----------------      ---------------
1st Quarter Ended March 31, 2000                   $          144.69    $           39.38
2nd Quarter Ended June 30, 2000                    $           90.00    $           24.69
3rd Quarter Ended September 30, 2000               $           51.25    $           13.28
4th Quarter Ended December 31, 2000                $           31.88    $            6.25

The tables set forth above were for periods as reported by the National Association of Securities Dealers Corporate composite feed and NASDAQ. The figures represent inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

BENEFICIAL HOLDERS

As of March 22, 2002, the number of beneficial holders of our common stock was approximately 16,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

DIVIDENDS

We have not paid any cash dividends since our inception. By reason of our present financial status and contemplated future financial requirements, we do not anticipate paying any cash dividends in the foreseeable future.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data have been derived from iA's consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                 Years Ending December 31st
                                                                (000, except per share data)
                                       --------------------------------------------------------------------------------
                                       --------------------------------------------------------------------------------
                                        2001            2000            1999            1998            1997

Operations:
Revenue (continuing operations       $  1,588        $  4,666        $    281        $     -         $    -
only)
Loss from continuing operations
 before provision for income taxes    (11,034)        (12,440)        (12,031)          (3,292)        (2,023)
(Loss) earnings from discontinued
 operations, net of tax benefit           -               -           (12,548)           4,690         (5,775)
Provision (benefit) for income taxes    1,800             -               -             (1,200)          (600)
Net (loss) earnings                   (12,834)        (12,440)        (24,579)           1,398         (7,797)
Basic (loss) earnings per
common share
  Continuing operations              $  (2.00)       $  (2.09)       $  (3.11)       $   (0.94)     $   (0.65)
  Discontinued operations            $    -          $    -          $  (3.24)       $    1.34      $   (1.88)
Diluted (loss) earnings per common
share
  Continuing operations              $  (2.00)       $  (2.09)       $  (3.14)       $   (0.94)     $   (0.65)
  Discontinued operations            $    -          $    -          $  (3.28)       $    1.34      $   (1.88)
(Loss) earnings per common share,
net
  Basic                              $  (2.00)       $  (2.09)       $  (6.35)       $    0.40      $   (2.53)
  Diluted                            $    -          $    -          $  (6.42)       $    0.40      $   (2.53)
Shares used in computing (loss)
earnings per common share
  Basic                                 6,407           5,941           3,868            3,489          3,077
  Diluted                               6,407           5,941           3,829            3,517          3,077
Financial Position:
Current Assets                          4,200          12,356          10,373           12,511          9,312
Total Assets                            6,427          17,489          16,711           23,471         18,866
Current Liabilities                     1,839           1,092           3,377            5,261          2,846
Long Term Obligations                     -               -             2,092              121            101
Shareholders' Equity                    4,587          16,397          11,243           18,089         15,920
Cash Dividend                             -               -               -                -              -

Prior to the second quarter of 1997, our operations were focused on research and development and any revenue up to that time was derived from the sale of computer language translation services (using the SmartCode technology). During the second quarter of 1997, we began using our modified SmartCode technology as an automated solution to the Y2K Problem for our customers. Essentially all of our revenues for 1997, 1998 and the majority of 1999 were generated from our Y2K solution business. However, as the Y2K business had a predefined end date, it became necessary to discontinue our Y2K operations and enter into a new business model. During 1999, we changed the name of the company from Alydaar Software Corporation to Information Architects Corporation and began software development efforts on our newly acquired SmartCode software technology for the Internet. All of the 1999, 2000 and 2001 continuing operations data reflect revenues and expenses related to the Internet business and the SmartCode suite of products and Jitzu. Discontinued operations reflect the revenue and expense related to the Y2K operations. The fixed costs of maintaining an ongoing business, such as management overhead and facilities, have been allocated to continuing operations for prior years for consistency. The selected financial data may not be indicative of future operating results.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Architects Corporation and Subsidiary ("iA" or the "Company") provide dynamic content delivery and interchange infrastructure solutions for business based on our core product, Jitzu. In the first quarter of 2002, this same software became available for personal use. iA's patented integration platform, Jitzu, provides real-time access to existing and future data and applications while creating reusable "components" out of any business process, content access, security, presentation or logic. In addition, Jitzu aggregates and mixes content fragments from, content management applications, e-commerce and personalization engines, third party Customer Relationship Management (CRM) applications, internal and external web sites, ad servers, and heavily vested mainframe applications to present a real-time, online "front-end" to the end user.

The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. (Note: On February 1, 2002, iA effected a one-for-five reverse stock split on its common stock and equivalents to shareholders of record as of November 30, 2001. All per share data and numbers of common shares and equivalents have been retroactively adjusted to reflect the reverse stock split.) Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein. iA undertakes no duty to update this information after the date of this document.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

iA's discussion and analysis of its financial condition and results of operations are based upon iA's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires iA to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities. iA evaluates its estimates on an on-going basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

iA believes that the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements: revenue recognition, deferred tax assets, and estimated useful life of assets. Also, please review the content under "Other Disclosures for Shareholders' Benefit." Management's judgements and estimates related to deferred tax assets and the useful life of assets had a material impact on the 2001 financial statements. It is likely that as our business evolves, our critical accounting policies will change.

Revenue Recognition
iA recognizes revenue from four primary sources: professional service fees, training fees, maintenance fees and license fees. Professional service fees and training fees are recognized as the services are performed. Our maintenance fees are recognized on a straight-line basis over the contract period, which is typically one year.

License fee revenue is recognized upon receipt of our product, provided that collection is determined to be probable and no significant obligations remain. When we ship our product, it is a viable stand-alone product that comes with a warranty. If the CD or download is defective or does not comply with agreed upon documentation, we will reship and/or modify the product, but this is the only remedy available under the warranty. iA does not establish a warranty reserve due to the lack of historical warranty requirements. Management continually reassesses and will continue to reassess the need for warranty reserves.
                                       11

In 2001 and prior years, licenses granted on our products were generally perpetual licenses. In 2002, we expect to change our revenue structure whereby certain licenses for the Jitzu Corporate Edition will be granted for a defined period, generally a period of one year. Therefore, our revenue recognition for certain licenses may change.

Revenue in excess of billings, generally professional fees, is recorded as unbilled receivables and is included in accounts receivable. Billings in excess of revenue, generally maintenance fees, are recorded as unearned revenue until revenue recognition criteria are met.

Authoritative accounting literature relating to revenue recognition continues to evolve. iA will continually review the latest guidance to ensure current and future compliance.

Deferred Tax Asset
iA increased its valuation allowance against the deferred tax asset attributable to its net operating loss carryforwards by recognizing a provision for income taxes of $1,800,000 in 2001. iA made the determination to eliminate the deferred tax asset based on trends from our historical operations and iA's uncertainty in turning its operations around in the near future. This judgement had a material impact on our financial statements. Based on iA's weighted average common shares outstanding of 6,407,035 as of December 31, 2001, the $1,800,000 charge impacted our loss per common share by approximately $0.28.

Estimated Useful Life of Assets
Based upon observed historical trends noted in 2001, iA revised the estimated life of certain computer equipment from five years to three years. All computer equipment is now depreciated over a three-year period. iA also revised the life of technology purchased in 1999 from three years to two years. iA continues to depreciate capitalized internally developed costs over a three-year period. iA incurred approximately $240,000 and $223,000, respectively, in additional depreciation expense as a result of these changes in estimates. Based on iA's weighted average common shares outstanding of 6,407,035 as of December 31, 2001, the $463,000 charge impacted our loss per common share by approximately $0.07.

Other Disclosures for Shareholders' Benefit iA does not engage in off-balance sheet arrangements. We did enter into an operating lease in 1999 related to our corporate offices in Charlotte, NC. The agreement qualifies for operating lease accounting treatment under authoritative accounting literature and as such, the building is not included on iA's balance sheet.

iA does not have any contractual obligations to make future payments and contingent commitments with the exception of lease commitments as disclosed in
Item 2.

iA is not involved in trading activities in commodity contracts.

RESULTS OF OPERATIONS

During 1999, iA discontinued its Y2K business and implemented the foundation for our current business model which consists of the sale of our core product, Jitzu, and related services. Accordingly, the financial information presented below compares continuing operations separately from its discontinued operations.

Management has structured iA's internal operations as one segment. Although iA has kept its subsidiary Alydaar International, Ltd. ("International") open as a continuing entity, no sales or cost of goods sold are currently generated by International. Only an immaterial amount of activity occurs at International and management expects this trend to continue in the foreseeable future. International is viewed as a potentially valuable asset, even without substantial operations. A portion of this value is attributable to the foreign tax benefits associated with International's accumulated losses. We continually assess the viability of the international market.
                                       12

CONTINUING OPERATIONS
Revenue
iA reported 2001 revenue of $1,588,000, a decrease of $3,077,000, or 66 percent, compared with 2000. Revenue in 2001 was affected by three primary factors. The first is the slow down in two ongoing projects which accounted for almost 60 percent of revenue generated in 2000, both of which were substantially finished or on hold by the end of 2001. In 2001, these two projects and one additional project accounted for 96 percent of revenue. The second factor is iA's focus on the development and deployment of its new product, Jitzu. Beginning in the fourth quarter of 2001, substantially all of iA's resources were allocated to Jitzu. Therefore, only marginal revenue was earned in the fourth quarter. The third is an external factor. iA was affected by the economic weakness as generally seen throughout the technology industry.

Revenue increased $4,385,000, or 1,563 percent, in 2000 compared with 1999. As noted previously, iA discontinued its Y2K business in 1999. In 1999, SmartCode was introduced to the market. In 2000 iA's sole focus was SmartCode. This focus and the marketplace's acceptance of SmartCode is reflected by the increase in revenue. SmartCode continues to power iA's new product, Jitzu.

Revenue from professional services was $1,428,000, $3,949,000 and $281,000 in 2001, 2000 and 1999, respectively. Revenue from license fees and maintenance fees was $160,000, $717,000 and $0 in 2001, 2000 and 1999, respectively.

Cost of Goods Sold and Gross Margin
iA reported 2001 cost of goods sold of $2,117,000, a decrease of $774,000, or 27 percent, compared with 2000. The largest component of cost of goods sold is payroll and related costs. As the projects discussed above in the revenue section slowed down, iA's costs associated with the projects also declined. Additionally, iA began to cut personnel beginning in March 2001. This personnel cut was part of a corporate-wide cost improvement program. The benefits of this program will be seen throughout each aspect of iA's 2001 operating expenses. Cost of goods sold increased $2,891,000, or 100 percent, in 2000 compared with 1999. No cost of goods sold was incurred in 1999 related to our continuing operations due to the discontinuation of iA's Y2K business in 1999.

The gross margin associated with iA's sales fluctuated from 2001, 2000, and 1999. iA experienced a negative gross margin of 33 percent in 2001, while reporting a positive gross margin of 38 percent and 100 percent in 2000 and 1999, respectively. iA anticipates that this fluctuation will continue, especially with the launch of its new product, Jitzu. Due to this fluctuation, management focuses more attention on iA's total operating expenses, revenue and cash flow as monitoring tools for iA's financial data. Once iA achieves stability in the marketplace, gross margin will likely stabilize, too.

Sales and Marketing
Sales and marketing expenses were $2,189,000 in 2001, a decline of $3,188,000, or 59 percent. This change is primarily due to a decrease in advertising and marketing expense from $2.2 million in 2000 to $50,000 in 2001, a decrease of $2.1 million, and a decrease in payroll and related costs from $2.8 million in 2000 to $1.8 million in 2001, a decrease of $1.0 million. The reduction in payroll and related costs, which included the head of sales, is a part of the corporate wide effort to reduce expenses. We did not run any significant advertising campaigns in 2001. However, we anticipate increasing the sales and marketing costs in 2002. iA has already signed a deal with Forbes.com for the promotion of Jitzu in early 2002. Our strategy for 2002 will likely include continued advertising as well as additions to the sales force.

Sales and marketing costs increased $3,349,000, or 165 percent, in 2000 compared with 1999. This increase was due primarily to an increase in advertising and marketing expenses of $1.6 million or 267 percent, which increased to $2.2 million from $.6 million in 2000 and 1999, respectively. Payroll increased to $2.8 million from $1.2 million in 2000 and 1999, respectively, for a change of $1.6 million or 133 percent.

Research and Development
Research and development expenses were $1,249,000 in 2001, a decline of $562,000, or 31 percent compared with 2000. As discussed previously, iA's focus in fourth quarter was the development of Jitzu. Authoritative accounting literature requires the capitalization of certain costs incurred in this development stage. iA capitalized $679,000 related to this development. The 2001 capitalized amount is $358,000 more than the $321,000 capitalized by iA in 2000 for the development of SmartCode. SmartCode continues to power Jitzu. The remainder of the decrease in research and development costs is due to a $.5 million decrease in payroll and related costs ($0.9 and $1.4 in 2001 and 2000, respectively) as a part of the implementation of the corporate cost reduction plan. iA expanded its ongoing cost reduction efforts when it closed the Hoboken, NJ office in the fourth quarter of 2001. Certain key employees, including our Chief Technology Officer, were retained while ten positions were eliminated.

The research and development costs decreased to $1,811,000 in 2000 from $2,394,000 in 1999, a decrease of $583,000. This was due primarily to a decrease in payroll from $2.1 million in 1999 to $1.4 million in 2000 for a change of $.7 million or 33 percent. Rent expense increased to $0.3 million in 2000 from $0.1 million in, an increase of $.2 million or 200 percent.

General and Administrative
General and administrative expenses were $5,624,000 in 2001, a decline of $689,000 or 11 percent compared with 2000. As management continued its cost reduction plan in 2001, declines in payroll and related costs contributed to iA's most significant cost reductions. Payroll and related costs declined $1.3 million, or 52 percent, to $1.2 million from $2.5 million in 2001 and 2000, respectively. Bad debt expense was negligible in 2001 compared to a $0.6 million charge to bad debt expense in 2000. We expect our customer base to grow in 2002, which could result in increased bad debt expenses in 2002.

Our legal costs represented the only significant increase borne by iA in its general and administrative expenses. iA incurred higher than normal costs in 2001, primarily related to legal costs for the defense of three lawsuits, all of which have been concluded. The class action lawsuit against iA was dismissed. The Gem Technologies, Inc. case was settled. The settlement expense incurred by iA was approximately $536,000. This settlement was paid through the issuance of common stock, thereby preserving cash for operations. The third settlement related to a dispute over fees. This case was settled with the issuance of 5,000 shares of stock (approximate value was $15,000) and $25,000 in cash. For more detailed information, see "Commitments and Contingencies - Litigation" in our financial statements.

The general and administrative costs increased to $6,313,000 in 2000 from $5,127,000 in 1999, an increase of $1,187,000. No bad debt expense for continued operations was incurred in 1999. Therefore, the $0.6 million bad debt charge in 2000 represented the most significant increase to general and administrative charges. Professional service fees and fees paid to the SEC increased to $0.9 million from $0.7 million, an increase of $0.2 million. Payroll and related costs also increased to $2.5 million from $2.3 million in 2000 and 1999, respectively, representing a change of $0.2 million.

Depreciation and Amortization
Depreciation and amortization expenses were $1,747,000 in 2001, an increase of $401,000 or 30 percent compared with 2000. Based upon observed historical trends noted in 2001, the Company revised the estimated life of certain computer equipment from five years to three years and revised the estimated life of technology purchased in 1999 from three to two years. The Company incurred approximately $240,000 and $223,000, respectively, in additional depreciation expense as a result of these changes in estimates. Due to these non-recurring changes, we expect depreciation and amortization expense to decrease in 2002. However, iA does anticipate increasing spending on its fixed assets to a level above that seen in 2001. Excluding the capitalization of internal costs for the development of software, iA spent less than $75,000 on the purchase of fixed assets in 2001. With the release of Jitzu, iA has already purchased comparable amounts of equipment in the first quarter of 2002.
                                       14

The depreciation and amortization costs increased to $1,346,000 in 2000 from $1,007,000 in 1999, an increase of $340,000.

Other Income (Expense)
Other income (expense) was $305,000 in 2001, a decline of $329,000 or 52 percent compared with 2000. Interest income decreased $357,000, or 51 percent due to a steadily decreasing cash balance. Interest expense decreased $113,000 or 89 percent due to the elimination of all long-term debt in 2000.

Other income (expense) was $633,000 in 2000 compared to ($1,755,000) in 1999. In 2000, interest income increased $653,000 due to the increased cash on hand. Interest expense decreased $743,000 due to the elimination of all long-term debt in 2000. In 2000, there were no acquisition costs, loan costs, or investment banking costs incurred, which accounted for $718,000 of expense in 1999.

Provision for Income Taxes
During 2001, management eliminated its deferred tax asset by increasing the valuation allowance attributable to iA's net operating loss carryforwards. This elimination resulted in a $1,800,000 provision for income taxes. This charge will not require the payment of cash. No provision for or benefit from income taxes was recognized in 2000 or 1999.

DISCONTINUED OPERATIONS
iA's Y2K business was discontinued in during fiscal year 1999. iA's loss from discontinued operations was $5,348,000 for 1999. Additionally, a $7,200,000 loss from the disposal of discontinued operations was incurred. Revenue derived from discontinued operations in 1999 was $15,988,000 while the corresponding operating expenses were $20,673,000.

Revenue generated from discontinued operations in 1999 was derived from Y2K services and validation services. Fiscal year 1999 saw a decline in demand for Y2K services as the Y2K deadline drew to a close and as companies focused their internal resources to resolve the Y2K issues. In addition, the market initiated a shift in service mix resulting in a higher percentage of validation services in 1999 that yielded a substantially lower price per unit when compared to prior years.

The largest operating expenses generated from discontinued operations in 1999 were payroll and related costs, totaling $14,821,000, or 72 percent, of total operating expenses. Depreciation expense derived from discontinued operations was $1,524,000. Rent and occupancy derived from discontinued operations was $875,000. Bad debt expense resulting from discontinued operations was $494,000. Advertising and promotion expense from discontinued operations was $302,000. Other operating expenses derived from discontinued operations was $2,656,000.

Other
During 1999 through 2001, the Company issued common stock to raise cash, to convert debt to equity, to settle lawsuits, to pay for services and to acquire assets. We also use stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice.

We invested in some "proof of concept" activity to introduce Jitzu. We may continue to invest in introducing new concepts into the Internet marketplace as we go forward. These investments have up front costs with delayed revenue, if any, and could impact both the timing of our revenue and our net income or loss. These investments may also cause volatility in our quarter-to-quarter results.

Our complex Jitzu sales process combined with our start-up environment may result in substantial swings in quarterly results or delays in revenue recognition. This may also cause us to miss analysts and market expectations that could result in substantial stock price reductions.
                                       15

The launching of our products is still in its early stages. We anticipate continuing favorable responses, but our potential must be evaluated from the perspective of a start-up Internet opportunity in its early stages of development. Some of these risks include, but are not limited to the volatility of the emerging Internet marketplace, the ability to gain an edge on our competition, proper visibility and government regulation in the Internet sector. Other risks that we face include, but are not limited to, the ability to effectively penetrate the e-commerce marketplace, hire and retain quality personnel, successfully implement our marketing strategies, and develop ongoing technologies ahead of our competitors. There are no assurances that we will succeed in addressing any or all of these risks. See "Factors that may affect our business, future operating results and financial condition" for additional risk factors.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. iA will adopt SFAS No. 142 effective January 1, 2002. iA has no goodwill but does have intangible assets on its balance sheet as of December 31, 2001. iA is evaluating the effect that the adoption may have on our financial statements and related disclosures, but we do not expect the adoption to have a material effect on our financial position or results from operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". iA will adopt SFAS No. 144 effective January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results from operations.

LIQUIDITY AND CAPITAL RESOURCES

During the three year period from 1999 to 2001, iA had an aggregate net loss of $49.9 million, of which $25.9 million represents net cash used in operating activities. During this same time period, iA's revenue from continued operations was $6.5 million. Accordingly, iA's dependence upon money from outside sources should be evident. In the past, this dependence has been met through the issuance of stock and debt financing. In order to continue operations throughout 2002, iA will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, iA will not be able to continue operations.

The cash and short-term investment balance decreased to $4,054,000 at December 31, 2001, from $11,342,000 at December 31, 2000. This decrease of $7,288,000 resulted primarily from $7,012,000 of cash used in operations and $739,000 of cash used in investing activities. Cash provided by financing activities totaled $463,000. Working capital decreased $8,903,000 to $2,361,000 from $11,264,000 as of December 31, 2001 and 2000, respectively.

Net cash of $7,012,000 used in operations consisted primarily of $8,731,000 from a net loss adjusted by non-cash items, offset by $1,719,000 provided by working capital and other activities. Net cash provided by working capital and other activities resulted from a decrease of accounts receivable, prepaid expenses, other receivables, and other assets and increases in accrued expenses and liabilities and unearned revenue partially offset by decreases in accounts payable and accrued payroll and commissions.

Net cash of $739,000 used in investing activities resulted in the purchase of property and equipment. The capitalization of internally developed software costs comprised $679,000 of the total cash used.
                                       16

Net cash provided by financing activities of $463,000 consisted primarily from the issuance of stock.

Estimated future uses of cash in 2002 include continued high capital expenditures for the internal development of software costs. Additionally, new computer equipment will be purchased. Amounts to be spent on these expenditures will likely be approximately equal to or greater than expenditures in 2001.

As discussed in previous filings with the SEC, management believes that iA's current cash position will enable continued operations through May 2002 even without substantial revenue growth. iA is currently pursuing various methods of raising additional capital, which we believe will be necessary to continue as a going concern in 2002. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. Failure to acquire additional funding will likely have a material adverse effect on us.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

iA participates in a highly volatile industry that is characterized by intense industry-wide competition. Industry participants confront aggressive pricing practices by competitors, continually changing customer demand patterns and rapid technological developments. The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this Annual Report on 10-K. We believe that in the future our results of operations and financial condition could be affected by various factors, including, but not limited to:

NASDAQ LISTING REQUIREMENTS
In order to remain listed on the NASDAQ National Market, iA must maintain a minimum bid price of $1. iA must also maintain a minimum of $4 million in net tangible assets (as defined by NASDAQ). Effective November 1, 2002, the minimum net asset requirement will be changed to a minimum of $10 million in shareholders' equity. If iA does not meet these standards, the company's stock may be removed from the NASDAQ National Market. If iA's stock was forced onto the NASDAQ SmallCap Market or to the over-the-counter boards, our stock could lose value. iA's stock price has intermittently been less than $1 after December 31, 2001.

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL
During the three year period from 1999 to 2001, iA has an aggregate net loss of $49.9 million, of which $25.9 million represents net cash used in operating activities. Upon comparing iA's revenue from continued operations during this same time period, $6.5 million, dependence upon money from outside sources should be evident. On December 31, 2001, we had cash, cash equivalents, and short-term investments of $4,054,000. $750,000 is a certificate of deposit being used to secure a standby letter of credit, which is in accordance with the Company's facility rental agreement. We must increase sales and continue to improve the efficiency of our operation to achieve and maintain positive cash flow from operations. In the past, this dependence has been met through the issuance of stock and debt financing. In order to continue operations throughout 2002, iA will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, iA will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.
                                       17

OUR LIMITED OPERATING HISTORY IN THE CONTENT AGGREGATION AND SYNDICATION BUSINESS MAY IMPEDE YOUR ABILITY TO EVALUATE OUR BUSINESS AND ITS FUTURE PROSPECTS
Our operating history in the content aggregation and syndication business began in mid-1999 so it may be difficult for you to evaluate us in making an investment decision. From fiscal year ended December 31, 2001, 2000, and 1999, we have only earned approximately $6.5 million of revenue from continuing operations. We have not had a profitable quarter as a result of our new business direction and may not have a profit for the year 2002. Since July 1, 1999, we have continued to fund our operations primarily from our sale of common stock and securities convertible into common stock and have not generated net income from operations. Our continuing operations are still in the early stages of development. Before buying our common stock, you should consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties, as they apply to us in particular, include:

- potential fluctuations in operating results and uncertain growth rates;
- limited market acceptance of our products;
- concentration of our revenues in a single product suite;
- our need to manage rapidly expanding operations; and
- our need to attract and train qualified personnel.

THE MARKET FOR E-BUSINESS IS NEW AND EMERGING AND IF IT DOES NOT GROW AS RAPIDLY AS WE ANTICIPATE OR FAILS TO EMERGE AT ALL, OUR PLANNED GROWTH AND FINANCIAL OBJECTIVES WILL NOT BE MET
Our success is dependent on the emergence of the market for e-business; and if that market does not grow as rapidly as we anticipate, we may fail to achieve profitability. We are planning to dedicate our sales, marketing and product development efforts toward e-business. If these markets do not develop as rapidly as we expect, our planned growth and financial objectives will not be met. A number of factors could prevent or hinder the emergence of these markets, including the following:

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

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT, AND IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY
Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate in the future, which may result in a decrease in the price of our common stock. Because our business is evolving rapidly and we have a limited operating history, we have little experience in forecasting our revenues. Since our operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our operating results are not a reliable indication of our future performance. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors and the price of our common stock may decline.
                                       18

VOLATILITY IN OUR STOCK PRICE MAY ADVERSELY AFFECT OUR BUSINESS
Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price and trading volume have fluctuated widely, with a 52-week range during fiscal year 2001 of a high of $19.38 to a low of $1.00, as adjusted for the stock split. The stock price has intermittently been below $1.00 after December 31, 2001. We expect fluctuations to continue in the future for a number of reasons, including the following:

- our success or failure in meeting market expectations of our quarterly or annual revenues, net income or earnings per share;
- announcements by us or our competitors regarding new services and products or technological innovations;
- stock prices for many technology companies fluctuate widely for reasons, including perceived potential value, that may be unrelated to operating results; and
- announcements of unusual events.

OUR REVENUE DEPENDS ON A SMALL PRODUCT LINE, WHICH IS IN AN EARLY STAGE OF COMMERCIALIZATION
A decline in demand for or in the selling price of our products would have a direct negative effect on our primary source of revenue and could cause our stock price to fall. We expect all of our revenue in 2002 to be derived from software licenses and service fees from our suite of products related to Jitzu and its underlying SmartCode technology. Jitzu is at an early stage of commercialization and the level of market acceptance it will attain is difficult to forecast. Our technology involves a new approach to the conduct of online business and, as a result, intensive marketing and sales efforts are necessary to educate prospective customers regarding the uses and benefits of our products. Market acceptance could be seriously impeded in the following circumstances:

- information services departments of potential customers choose instead to create their own technology internally or use third-party professional developers to create and maintain their websites;
- competitors develop products, technologies or capabilities that render our Jitzu products and related service obsolete or noncompetitive or that shorten the life cycles of these products and services; or
- our Jitzu products do not meet customer performance needs or fail to remain free of significant software defects or technical failures.

VARIATIONS IN OUR SALES CYCLE COULD IMPACT THE TIMING OF OUR REVENUE, CAUSING OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE
A lengthy sales cycle may have an impact on the timing of our revenue, which could cause our quarterly operating results to fluctuate. The period between our initial contact with a potential customer and the purchase of our software and services is often long and subject to delays associated with the budgeting, approval, and competitive evaluation processes, which frequently accompany significant capital expenditures such as the purchase of our software. We believe that a customer's decision to purchase our software and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources.

OUR CUSTOMER BASE IS RELATIVELY SMALL AT THIS TIME AND THE LOSS OF A MAJOR CUSTOMER COULD CAUSE OUR REVENUE TO DECLINE
We may continue to derive a significant portion of our revenue from a relatively small number of customers in the future. In fiscal year 2001, our three largest customers accounted for 96 percent of our total revenue. If a major customer decided not to continue to use our services or renew its license to use our products, our revenue could decline and our operating results and financial condition could be harmed.
                                       19

FAILURE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE
If we are unable to improve existing services and products, offer new services, enhance our Jitzu technology and develop, acquire and market new products and services, we may not be able to generate profits from operations. New approaches to gather, exchange, integrate, personalize and syndicate information over the Internet based on new technologies and industry standards could render Jitzu obsolete and unmarketable. If we are unable to adequately respond to these changes, our revenues and market share could rapidly decline. In connection with the introduction of new products and enhancements, we could experience development delays and related cost overruns, which are not unusual in the software industry. Any delays in developing and releasing new products or enhancements to our Jitzu products could result in:

- cancellation of orders and license agreements and customer dissatisfaction;
- negative publicity;
- loss of revenues; and
- slower market acceptance.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY WITH COMPANIES DEVELOPING THEIR OWN INTERNAL E-BUSINESS INFRASTRUCTURE SYSTEMS AND OTHER PROVIDERS OF E-BUSINESS INFRASTRUCTURE SOLUTIONS, WE WILL NOT ACHIEVE OUR FINANCIAL OBJECTIVES Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could negatively impact our ability to sell our products at the price levels required to support our continuing operations. There is competition on two distinct levels:

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

IF WE ARE UNABLE TO INCREASE MARKET AWARENESS AND SALES OF JITZU, WE MAY FAIL TO ACHIEVE PROFITABILITY
We need to substantially expand our direct and indirect sales and distribution efforts in order to increase market awareness and sales of Jitzu and the related services we offer. We have recently restructured our direct sales force and plan to hire additional sales personnel. Sales of Jitzu and related services require a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel to maintain our growth. New hires will require training and take time to achieve full productivity. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel.

OUR BUSINESS PROSPECTS MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS
If we are not successful in attracting, assimilating, and retaining qualified sales and technological personnel in the future or aligning with partners that have these skills, then we may not remain competitive. There is significant competition for professionals with the advanced technical skills necessary to perform the necessary product development and services. Our ability to recruit and retain such personnel will be a critical part of our success.
                                       20

WE MAY FACE POTENTIAL LIABILITY AS A RESULT OF LAWSUITS
We are engaged in certain legal actions arising in the ordinary course of business. We believe that we have adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on our financial position and results of operations.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES
Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, caching of content by server products, personal privacy, taxation, e-mail, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business.

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, our business may be directly or indirectly affected by agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

- limit the growth of the Internet;
- create uncertainty or impose costs in the marketplace that could reduce demand for our products and services;
- increase our cost of doing business;
- expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Web sites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Web sites;
- lead to increased product development costs or otherwise harm our business; and/or
- decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, privacy, email marketing and security issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in revenue.
                                       21

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS COULD SUFFER
Our success is dependent upon our ability to use our proprietary technology to create revenue-producing opportunities. If we are not able to adequately protect our proprietary technology, we will be required to seek revenue from sources other than our current proprietary technology. We currently protect our proprietary rights through a combination of patent, copyright, trademark and trade secret law, confidentiality agreements and contractual provisions. Provisions of our client agreements, including provisions protecting against unauthorized use, copying, transfer and disclosure, may be unenforceable under the laws of some jurisdictions. We are also required to negotiate limits on these provisions from time to time. We may not be able to adequately deter misappropriation of proprietary information or to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

IF OUR INTELLECTUAL PROPERTY RIGHTS ARE CHALLENGED, WE MAY FACE POTENTIAL LIABILITY
In recent years, litigation involving patents and other intellectual property rights has increased. Patents exist which cover software and services in which we compete. We believe that we are either not using these patented solutions, software and services or have utilized them prior to the patent filing date. Regardless, we may be a party to litigation in the future to protect our intellectual property or for allegedly infringing other intellectual property rights. Such litigation may force us to do one or more of the following:

- cease selling or using products or services that incorporate the challenged intellectual property;
- obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable pricing or business terms; or
- redesign our affected products or services at additional cost to us.

MR. GRUDER EXERCISES SIGNIFICANT CONTROL OVER US
Mr. Gruder, our Chief Executive Officer and Chairman of the Board, is presently the beneficial owner of approximately 15% of our outstanding common stock. Although Mr. Gruder's percentage ownership of our outstanding common stock may be reduced as a result of any additional financing or the conversion or exercise of any outstanding convertible securities, Mr. Gruder will continue to be in a position to influence the election of directors and generally to direct our affairs, including significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of our securities. (See Item 13 "Certain Relationships and Related Party Transactions").

ORDER FULLFILLMENT
The procurement of various components of packaged products, including CDs and printed materials, and the assembly of packages for retail and other applications products is currently controlled by in house operations. We will continue to assess the need to outsource all of our fulfillment activities to third parties. To date, we have not experienced significant difficulties in the replication of CD and printing, although an interruption could result in a delay in shipment of our products.

WE DO NOT PLAN TO PAY CASH DIVIDENDS ON OUR STOCK
Since our inception, we have not paid and do not intend to pay any cash dividends on our common stock in the foreseeable future. As a result, an investor in the common stock would only receive a return on the investment if the market price of the common stock increases.

IMPACT OF INFLATION

We believe that inflation will not have a material impact on our future operating results.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no market risk sensitive instruments, positions or transactions at December 31, 2001.
                                       22

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our Financial Statements required by this item are submitted as a separate section of this Annual Report on Form 10-k. See "Consolidated Financial Statements" on pages F-1 - F-18 of this Annual Report on Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the accountants on accounting and financial disclosure issues.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2001 (the "2002 Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in the 2002 Proxy Statement, which is incorporated herein by reference.

Independent Auditors
Holtz Rubenstein & Co., LLP served as the Information Architects' independent auditors for the audit of the Information Architects financial statements for 2001, 2000 and 1999. During 2001, we incurred audit and audit-related service fees of approximately $50,000. We did not incur non-audit service fees nor did we incur any fees from Holtz Rubenstein & Co., LLP for any other services, including consulting services related to financial information system design and implementation work.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Information Architects Corporation are included in Item 8:
           Consolidated Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999
           Consolidated Balance Sheets at December 31, 2001 and 2000 Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999
           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999
           Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999
           Report of Holtz Rubenstein & Co. LLP., Independent Auditors

   (2)   Financial Statement Schedules: None

   (3)   List of Exhibits

        3.1 Amended and Restated Articles of Incorporation of Information Architects Corporation

(b)      Reports on Form 8-K

         None.

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

INFORMATION ARCHITECTS CORPORATION
                                          By: /s/ ROBERT F. GRUDER
                                          --------------------------------------
                                          Robert F. Gruder
                                          Chief Executive Officer and Chairman

Dated:  March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2002, by the following persons on our behalf and in the capacities indicated.

SIGNATURE                       TITLE                             DATE
--------------------            -----------------------------     -------------
/s/ Robert F. Gruder            Chief Executive Officer           March 29, 2002
--------------------            and Chairman of the Board
(Robert F. Gruder)              (Principal Executive Officer)

/s/ J. Wayne Thomas             Chief Financial Officer           March 29, 2002
--------------------            (Principal Financial and
(J. Wayne Thomas)               Accounting Officer)

/s/ Thomas J. Dudchik           Senior Vice President and         March 29, 2002
--------------------            Director
(Thomas J. Dudchik)

/s/ Larry R. Green              Director                          March 29, 2002
--------------------
(Larry R. Green)

/s/ Marc S. Ganis               Director                          March 29, 2002
--------------------
(Marc S. Ganis)

/s/ Wells Van Pelt              Director                          March 29, 2002
--------------------
(Wells Van Pelt)

                              INDEX TO THE EXHIBITS

3.1 Amended and Restated Articles of Incorporation of Information Architects Corporation

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets                                             F-3

Consolidated Statements of Operations                                   F-4

Consolidated Statements of Cash Flows                                   F-5

Consolidated Statement of Shareholders' Equity                          F-6

Notes to Consolidated Financial Statements                           F-7 - F-18































































                                       F1

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Information Architects Corporation and Subsidiary
Charlotte, North Carolina

We have audited the consolidated balance sheets of Information Architects Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation and Subsidiary as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the "Summary of Significant Policies" note to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the "Summary of Significant Policies" note. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP
                                                     HOLTZ RUBENSTEIN & CO., LLP



Melville, New York
February 1, 2002





























                                       F2

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                                                        DECEMBER 31
                                                                                ---------------------------------------------------
                                                                                      2001                                    2000

Assets
Current assets:
  Cash and equivalents                                                          $   3,304,282                          $ 10,592,455
  Short-term investment                                                               750,000                               750,000
                                                                               ---------------                        --------------
    Total cash and short-term investments                                           4,054,282                            11,342,455
  Accounts receivable, net of allowance of $50,000 in 2000                                -                                 805,769
  Prepaid expenses                                                                    126,653                               172,051
  Note receivable, officer                                                              9,944                                   -
  Other receivables                                                                     9,404                                35,632
                                                                               ---------------                        --------------
Total current assets                                                                4,200,283                            12,355,907

Property and equipment, net                                                         2,161,488                             3,215,359
Trademarks, net                                                                        64,856                                73,439
Deferred tax asset                                                                        -                               1,800,000
Other assets                                                                              -                                  44,225
                                                                               ---------------                        --------------

  Total assets                                                                  $   6,426,627                         $  17,488,930
                                                                               ===============                        ==============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                              $      75,710                         $     316,482
  Accrued payroll and commissions                                                      20,674                                34,903
  Accrued expenses and liabilities                                                  1,715,413                               715,649
  Unearned revenue                                                                     27,503                                24,787
                                                                               ---------------                        --------------
Total current liabilities                                                           1,839,300                             1,091,821

Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized;
  95,500 shares issued and outstanding (185,087 in 2000)                                  96                                    185
Common stock, $.001 par value, 50,000,000 shares authorized;
  6,487,666 shares issued and outstanding (6,190,498 in 2000)                          6,488                                  6,190
Additional paid-in capital                                                        67,164,709                             66,128,034
Deficit                                                                          (62,550,436)                           (49,716,427)
Accumulated other comprehensive loss                                                 (33,530)                               (20,873)
                                                                               --------------                         --------------
Total shareholders' equity                                                         4,587,327                             16,397,109
                                                                               --------------                         --------------

  Total liabilities and shareholders' equity                                    $  6,426,627                          $  17,488,930
                                                                               ==============                         ==============

See accompanying Notes to Consolidated Financial Statements















                                       F3

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEARS ENDED
                                                                                           DECEMBER 31
                                                              ----------------------------------------------------------------------
                                                                      2001                     2000                    1999

Revenue                                                          $   1,588,439          $    4,665,746          $     280,549
                                                              ------------------        ----------------        --------------
Operating expenses:
Cost of revenue                                                      2,117,405               2,891,393                    -
Sales and marketing                                                  2,189,343               5,377,433              2,028,505
Research and development                                             1,249,388               1,811,275              2,394,454
General and administrative                                           5,623,999               6,313,150              5,126,608
Depreciation and amortization                                        1,746,916               1,346,333              1,006,685
                                                              ------------------        ----------------        ---------------
Total operating expenses                                            12,927,051              17,739,584             10,556,252
                                                              ------------------        ----------------        ---------------
Loss from operations                                               (11,338,612)            (13,073,838)           (10,275,703)
Other income (expense):
Interest income                                                        340,838                 698,216                 44,921
Interest expense                                                       (14,345)               (126,978)              (870,088)
Acquisition costs                                                          -                       -                 (597,452)
Loan and investment banking costs                                          -                       -                 (120,571)
Other                                                                  (21,890)                 62,218               (212,137)
                                                              ------------------        ----------------        ---------------
Total other income (expense)                                           304,603                 633,456             (1,755,327)
                                                              ------------------        ----------------        ---------------
                                                                   (11,034,009)            (12,440,382)           (12,031,030)

Provision for income taxes                                           1,800,000                     -                      -
                                                              ------------------        ----------------        ---------------
Loss from continuing operations                                    (12,834,009)            (12,440,382)           (12,031,030)

Loss from discontinued operations                                          -                       -              (12,548,448)
                                                              ------------------        ----------------        ---------------

Net Loss                                                         $ (12,834,009)         $  (12,440,382)         $ (24,579,478)
                                                              ==================        ================        ===============

Basic:
Loss per common share from continuing operations                 $       (2.00)         $        (2.09)         $       (3.11)
Loss per common share from discontinued operations               $         -            $          -            $       (3.24)
                                                              ------------------        ----------------        ---------------
Basic loss per common share                                      $       (2.00)         $        (2.09)         $       (6.35)
                                                              ==================        ================        ===============

Diluted:
Loss per common share from continuing operations                 $       (2.00)         $        (2.09)         $       (3.14)
Loss per common share from discontinued operations               $         -            $          -            $       (3.28)
                                                              ------------------        ----------------        ---------------
Diluted loss per common share                                    $       (2.00)         $        (2.09)         $       (6.42)
                                                              ==================        ================        ===============

Weighted average common shares outstanding:
Basic                                                                6,407,035               5,941,304              3,868,167
                                                              ==================        ================        ===============
Diluted                                                              6,407,035               5,941,304              3,828,908
                                                              ==================        ================        ===============

See accompanying Notes to Consolidated Financial Statements











                                       F4

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEARS ENDED
                                                                                           DECEMBER 31
                                                              ----------------------------------------------------------------------
                                                                      2001                     2000                    1999


Cash Flows From Operating Activities
  Net Loss                                                     $   (12,834,009)         $  (12,440,382)         $ (24,579,478)
                                                              ------------------        ----------------        ---------------
  Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                     1,746,916               1,346,333              2,531,083
   Valuation allowance for deferred tax asset                        1,800,000                     -                      -
   Non-cash expenses                                                   550,975                 164,246              1,007,426
   Loss (gain) on disposal of property and equipment                    54,683                 (14,187)               441,356
   Allowance for doubtful accounts                                     (50,000)                (50,000)                   -
   Stock based compensation                                                -                   120,750                 54,320
   Loss on disposal of Y2K assets                                          -                       -                7,020,308
  Decrease (increase) in assets:
   Accounts receivable                                                 855,769               1,829,241              4,859,142
   Prepaid expenses                                                     45,398                  54,556                 78,014
   Other receivables                                                    26,228                  34,910               (148,010)
   Other assets                                                         44,225                  69,036               (220,003)
 (Decrease) increase in liabilities:
   Accounts payable                                                   (240,772)             (1,321,339)               619,735
   Accrued payroll and commissions                                     (14,229)                 (4,213)              (243,399)
   Accrued expenses and liabilities                                    999,764                (423,904)               383,145
   Unearned revenue                                                      2,716                (121,119)                71,906
                                                               -----------------        ----------------        --------------
      Total adjustments                                              5,821,673               1,684,310             16,455,023
                                                               -----------------        ----------------        --------------
   Net cash used in operating activities                            (7,012,336)            (10,756,072)            (8,124,455)
                                                               -----------------        ----------------        --------------
Cash Flows From Investing Activities
  Purchase of property and equipment                                  (739,146)               (487,524)            (2,122,099)
  Proceeds from disposal of property and equipment                         -                       -                   38,129
  Purchase of short-term investment                                   (750,000)               (750,000)                   -
  Maturity/sale of short-term investment                               750,000                     -                      -
  Additions of trademarks                                                  -                       -                  (85,827)
                                                               -----------------        ---------------         --------------
   Net cash used in investing activities                              (739,146)             (1,237,524)            (2,169,797)
                                                               -----------------        ---------------         --------------
Cash Flows From Financing Activities
  Proceeds from issuance of stock, net                                 473,253              16,416,814              8,584,165
  Loan to officer                                                       (9,944)                    -                      -
  Stock issuance costs                                                     -                  (745,399)              (442,926)
  Advances to shareholders                                                 -                   (83,285)              (425,113)
  Repayment from shareholders                                              -                       -                  324,560
  Loans from shareholders                                                  -                       -                  500,000
  Repayment of shareholders' loans                                         -                       -               (1,511,171)
  Proceeds from loans                                                      -                       -                9,000,000
  Repayment of loans                                                       -                  (175,000)            (1,050,000)
  Repayment of capital lease obligations                                   -                  (225,331)              (249,581)
                                                               ------------------       ---------------         --------------
    Net cash provided by financing activities                          463,309              15,187,799             14,729,934
                                                               ------------------       ---------------         --------------
Net (Decrease) Increase In Cash and Equivalents                     (7,288,173)              3,194,203              4,435,682
Cash And Equivalents, beginning of year                             10,592,455               7,398,252              2,962,570
                                                               ------------------       ---------------         --------------
Cash And Equivalents, end of year                              $     3,304,282          $   10,592,455          $   7,398,252
                                                               ==================       ===============         ==============

Interest Paid                                                  $        14,000          $       45,000          $     619,000
Income Taxes Paid                                              $           -            $          -            $         -

See accompanying Notes to Consolidated Financial Statements




                                       F5

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                        Accumulated
                                Preferred Stock       Common Stock          Additional                  Other           Total
                                Shares                Shares                Paid In                     Comprehensive   Shareholders
                                Outstanding  Amount   Outstanding  Amount   Capital       Deficit       Loss            Equity
                                -----------  ------   ------------ -------- ------------- ------------- -------------   ------------

Balance, January 1, 1999             -       $  -       3,501,137  $ 3,501   $30,804,989  $(12,696,567)     $(23,100)   $18,088,823

Comprehensive loss:
  Net loss                           -          -             -        -             -     (24,579,478)          -      (24,579,478)
  Translation adjustment             -          -             -        -             -             -         (33,751)       (33,751)
                                                                                                                        ------------
Comprehensive loss                   -          -             -        -             -             -             -      (24,613,229)
Issuance of common shares
for cash, net                        -          -         806,787      807     6,938,363           -             -        6,939,170
Issuance of securities for
services                             -          -          91,581       92     2,737,373           -             -        2,737,465
Shares issued from exercise
of stock options/warrants            -          -          37,843       38       285,384           -             -          285,422
Contribution by major
shareholder                          -          -             -        -       2,045,482           -             -        2,045,482
Issuance of securities
under employee stock
purchase plan                        -          -          10,899       10       205,060           -             -          205,070
Satisfaction of $320,750
warrant receivable                   -          -         (13,335)     (13)      (79,237)          -             -          (79,250)
Conversion of debt for
equity                               -          -       1,064,191    1,064     5,632,483           -             -        5,633,547
                                -----------  ------   ------------ -------- ------------- ------------- -------------   ------------
Balance, December 31, 1999           -          -       5,499,103    5,499    48,569,897   (37,276,045)      (56,851)    11,242,500
Comprehensive loss:
  Net loss                           -          -             -        -             -     (12,440,382)          -      (12,440,382)
  Translation adjustment             -          -             -        -             -             -          35,978         35,978
                                                                                                                        ------------
Comprehensive loss                   -          -             -        -             -             -             -      (12,404,404)
Issuance of preferred
shares for cash, net             224,103        224           -        -      10,883,527           -             -       10,883,751
Issuance of securities for
services                             -          -             -        -         143,745           -             -          143,745
Shares issued from exercise
of stock options/warrants            -          -         402,587      403     4,581,240           -             -        4,581,643
Issuance of securities
under employee stock
purchase plan                        -          -           8,776        8       121,541           -             -          121,549
Issuance of securities for legal     -          -           2,000        2        78,123           -             -           78,125
settlement
Conversion of preferred
shares for common shares         (39,016)       (39)       78,032       78           (39)          -             -              -
Conversion of debt for
equity                               -          -         200,000      200     1,750,000           -             -        1,750,200
                                -----------  ------   ------------ -------- ------------- ------------- -------------   ------------
Balance, December 31, 2000       185,087        185     6,190,498    6,190    66,128,034   (49,716,427)      (20,873)    16,397,109
Comprehensive loss:
  Net loss                           -          -             -        -             -     (12,834,009)          -      (12,834,009)
  Translation adjustment             -          -             -        -             -             -         (12,657)       (12,657)
                                                                                                                        ------------
Comprehensive loss                                                                                                      (12,846,666)
Shares issued from exercise
of stock options/warrants            -          -          46,264       46       412,991           -             -          413,037
Issuance of securities
under employee stock
purchase plan                        -          -          11,730       13        72,834           -             -           72,847
Issuance of securities for legal
settlement                           -          -          60,000       60       550,940           -             -          551,000
Conversion of preferred
shares for common shares         (89,587)       (89)      179,174      179           (90)          -             -              -
                                ----------- --------  ------------ -------- ------------- ------------- -------------   ------------
Balance, December 31, 2001        95,500    $    96     6,487,666  $ 6,488   $67,164,709  $(62,550,436)  $   (33,530)   $ 4,587,327
                                =========== ========  ============ ======== ============= ============= =============   ============

See accompanying Notes to Consolidated Financial Statements
                                       F6

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of business

Information Architects Corporation and Subsidiary (the "Company" or "iA"), a North Carolina corporation, is a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. Our corporate product, Jitzu Corporate Edition, allows businesses to access and interact with any content or functionality across as many applications and hardware platforms as they want. Jitzu Corporate Edition provides drag-and-drop functionality for creating re-usable components out of any content. In addition, Jitzu aggregates and mixes content fragments from, content management applications, e-commerce and personalization engines, third party Customer Relationship Management (CRM) applications, internal and external web sites, ad servers, and heavily vested mainframe applications to present a real-time, online "front-end" to the end user.

Our personal version of Jitzu is an internet organizer that allows a user to create a personalized view of their favorite content from multiple locations all on one screen. Jitzu can access content from Websites, photos, your personal PC, etc. and present them all together. Jitzu is actually going to your favorite sites all at the same time and letting you look at just the sections of the sites that you like, all on a single page. This allows Jitzu to be real-time and interactive. The personal version also includes a drag-and-drop function that requires no programming experience.

Prior to December 31, 1999, the Company was engaged in the business of providing software-reengineering services, including the correction and validation of existing mainframe computer software systems' ability to manage the Year 2000 ("Y2K") problem and software conversion services.

Management plans
iA's consolidated financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of approximately $12,834,000, $12,440,000, and $24,579,000 in the years ended December 31, 2001, 2000 and 1999, respectively, and its shareholders' equity at December 31, 2001 approximated $4,587,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue operations throughout 2002, iA will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

Basis of presentation
The Company's consolidated financial statements include the accounts of Information Architects Corporation and its wholly owned subsidiary, Alydaar International, Limited ("International"). All significant intercompany transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured using the U.S. dollar as the functional currency.

Foreign currencies
Assets and liabilities recorded in foreign currencies on the books of International are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year.

Estimates and assumptions
The financial statements are prepared in accordance with generally accepted accounting principles of the United States. This preparation requires management to include amounts based on management's prudent judgements and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.



                                       F7

Cash and short-term investments
Cash and equivalents include cash on hand and highly liquid debt instruments purchased with a maturity of three months or less. The short-term investment balance at December 31, 2001 and 2000 is a certificate of deposit being used to secure a standby letter of credit, which is in accordance with the Company's facility rental agreement. Cost approximated market for all classifications of cash, equivalents and short-term investments.

Property and equipment
Property and equipment are stated at cost. Costs associated with internally developed technology attributable to modifying and improving the Company's software products or developing additional features of its products subsequent to the establishment of technological feasibility are capitalized to the extent that costs are realizable from future revenues. Costs capitalized in 2001 and 2000 approximated $679,000 and $321,000, respectively.

Depreciation and amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for computer equipment, third party software, and internally developed technology is three years. Equipment and furniture has a seven year estimated life. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever is shorter. Maintenance and repairs of property and equipment are charged to operations; Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

Trademarks
The Company's capitalized trademark costs are amortized over a ten-year period using the straight-line method. Total accumulated amortization as of December 31, 2001 and 2000 is $20,971 and $12,388, respectively. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred tax assets
Deferred tax assets are determined based on differences between financial reporting and tax basis of assets, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. iA increased its valuation allowance against the deferred tax asset attributable to its net operating loss carryforwards by recognizing a provision for income taxes of $1,800,000 in 2001. iA made the determination to eliminate the deferred tax asset based on trends from our historical operations and iA's uncertainty in turning its operations around in the near future. This judgement had a material impact on its financial statements.

Revenue recognition
iA recognizes revenue from four primary sources: professional service fees, training fees, maintenance fees and license fees. Professional service fees and training fees are recognized as the services are performed. Maintenance fees are recognized on a straight-line basis over the contract period, which is typically one year.

License fee revenue is recognized upon receipt of our product, provided that collection is determined to be probable and no significant obligations remain. When we ship our product, it is a viable stand-alone product that comes with a warranty. If the CD or download is defective or does not comply with agreed upon documentation, we will reship and/or modify the product, but this is the only remedy available under the warranty. iA does not establish a warranty reserve due to the lack of historical warranty requirements. Management continually reassesses and will continue to reassess the need for warranty reserves.

In 2001 and prior years, licenses granted on our products were generally perpetual licenses. In 2002, iA expects to change our revenue structure whereby certain licenses for the Jitzu corporate version will be granted for a defined period, generally a period of one year. Therefore, our revenue recognition for certain licenses may change.

Revenue in excess of billings, generally professional fees, is recorded as unbilled receivables and is included in accounts receivable. Unbilled receivables were $0 and $87,320 as of December 31, 2001 and 2000, respectively. Billings in excess of revenue, generally maintenance fees, are recorded as unearned revenue until revenue recognition criteria are met.



                                       F8

Professional service and training fees are considered "Service Revenue." Software license and Maintenance fees are considered "Product Revenue." Service Revenue from continuing operations was $1,428,074, $3,948,963, and $280,549 in 2001, 2000, and 1999, respectively. Product Revenue from continuing operations was $160,365, $716,783, and $0 in 2001, 2000, and 1999, respectively.

Cost of revenue
Cost of revenue includes direct costs associated with generating Service Revenue and Product Revenue, certain payroll and related taxes and benefits, and certain corporate allocations.

Research and development
Research and development costs are expensed as incurred.

Advertising costs
Advertising costs are expensed as incurred. Advertising expense approximated $50,000, $2,171,000 and $888,000 in 2001, 2000 and 1999, respectively.

Stock split
On February 1, 2002, iA effected a one-for-five reverse stock split on its common stock and equivalents to shareholders of record as of November 30, 2001. All per share data and numbers of common shares and equivalents have been retroactively adjusted to reflect the reverse stock split.

Comprehensive income (loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income (loss) is composed of foreign currency translation adjustments.

Recent accounting pronouncements
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. iA will adopt SFAS No. 142 effective January 1, 2002. iA has no goodwill but does have intangible assets on its balance sheet as of December 31, 2001. iA is evaluating the effect that the adoption may have on our financial statements and related disclosures, but iA does not expect the adoption to have a material effect on our financial position or results from operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." iA will adopt SFAS No. 144 effective January 1, 2002. iA does not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results from operations.

Reclassifications
Certain reclassifications have been made for consistent presentation.


















                                       F9

PROPERTY and EQUIPMENT
Property and equipment consists of the following:

                                                                December 31,
                                                ---------------------------------------------
                                                        2001                    2000
                                                --------------------    ---------------------

Computer equipment and third party software     $       636,949         $     2,883,523
Internally developed/purchased technology             1,000,075               1,669,625
Equipment and furniture                               1,547,132               1,588,410
Leasehold improvements                                  396,538                 396,538
                                                --------------------    ---------------------
                                                      3,580,694               6,538,096
Less accumulated depreciation and amortization       (1,419,206)             (3,322,737)
                                                --------------------    ---------------------
                                                $     2,161,488         $     3,215,359
                                                ====================    =====================

Based upon observed historical trends noted in 2001, iA revised the estimated life of certain computer equipment from five years to three years. All computer equipment is now depreciated over a three-year period. iA also revised the live of technology purchased in 1999 from three years to two years. iA continues to depreciate capitalized internally developed costs over a three-year period. iA incurred approximately $240,000 and $223,000, respectively, in additional depreciation expense as a result of these changes in estimates. The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

EMPLOYEE STOCK and SAVINGS PLANS:

Stock option plan
The Company has a stock option plan to benefit salaried employees. Under this plan (as amended), the Company may issue stock and/or stock options, to a maximum of 10 percent of the authorized shares, through the year 2004. The options become exercisable at various periods of time from thirty days to two years from the date of grant. Options currently expire no later than 10 years from the grant date.

The following table summarizes the status of stock options outstanding under our option plan:

                                        Number of               Weighted Average
                                        Shares                  Exercise Price
                                        ----------------        ----------------
Outstanding, January 1, 1998            231,985                 $36.85
Granted                                 353,525                 $ 9.25
Exercised                               (16,655)                $26.50
Canceled and expired                   (139,870)                $28.20
                                        ----------------
Outstanding, December 31, 1999          428,985                 $17.35
Granted                                 107,397                 $29.85
Exercised                               (86,570)                $23.90
Canceled and expired                    (68,170)                $31.60
                                        ----------------
Outstanding, December 31, 2000          381,642                 $15.55
Granted                                 121,400                 $ 6.90
Exercised                               (19,595)                $ 6.10
Canceled and expired                    (41,317)                $24.30
                                        ----------------
Outstanding, December 31, 2001          442,130                 $11.55

Options exercisable at:
December 31, 2000                       349,145                 $13.50
December 31, 2001                       321,130                 $13.00






                                      F10

The following tables summarize information about options outstanding at December 31, 2001:

                                                Outstanding Options
                                        ---------------------------------------
                                                 Weighted Average
                                Number of        Contractual Life        Weighted Average
Range of exercise prices         Shares             (in years)             Option Price
------------------------------------------------------------------------------------------------
$2.80 - $10.00                  329,140                 8                     $ 6.55
$10.15 - $19.85                  27,010                 8                     $12.85
$20.65 - $30.00                  60,055                 5                     $27.80
$30.30 - $40.00                  19,495                 8                     $31.20
$8.13 - $47.80                    4,070                 8                     $44.05
$52.50 - $88.75                   2,360                 8                     $63.10

The following tables summarize information about options exercisable at December 31, 2001:

                                                  Exercisable Options
                                        ----------------------------------------
                                        Number of               Weighted Average
Range of exercise prices                 Shares                   Option Price
------------------------------------------------------------------------------------------------
$2.80 - $10.00                          218,940                       $ 6.50
$10.15 - $19.85                          17,310                       $12.35
$20.65 - $30.00                          59,105                       $27.85
$30.30 - $40.00                          19,495                       $31.20
$8.13 - $47.80                            4,070                       $44.05
$52.50 - $88.75                           2,210                       $63.85

As of December 31, 2001, 800,000 shares of common stock were authorized to be available for stock option issuance. As of December 31, 2001, 127,730 options have been exercised since the inception of the stock option plan.

Employee stock purchase plan
The Company has an employee stock purchase plan to provide eligible employees with the opportunity to purchase shares of its common stock through payroll deductions. Participants of the plan purchase shares of the Company's common stock at six-month intervals at 85 percent of the lower of the fair market value on the first or last day of each six-month period. The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. Of the 40,000 shares authorized to be issued under the Purchase Plan, 4,679 shares remained available for issuance as of December 31, 2001. During 2001, 2000 and 1999, employees purchased 11,730, 8,776 and 10,899 shares for $73,000, $122,000 and $205,000, respectively.

Savings plan
The Company provides a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 10 percent of their pretax salary, but not more than statutory limits. The Company may, at its discretion, match a percentage of an employee's elected deferrals. The Company has not made a contribution to the savings plan.

Pro forma information
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.









                                      F11

An alternative method of accounting for stock options is SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, employee stock options are valued at the grant date using an option valuation model. This value represents compensation expense under SFAS No. 123 and is recognized ratably over the vesting period. The fair value of options granted in 2001, 2000 and 1999 reported below was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                --------------------------------------------------------------------------
                                           2001                    2000                 1999
Dividend yield                               -                       -                    -
Expected volatility                         152%                    195%                 185%
Risk free interest rate                       5%                    4.5%                 5.5%
Expected lives                                3                     1.74                   3


The weighted average Black-Scholes value of options granted under the stock options granted during 2001was $6.75.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                DECEMBER 31,
                                --------------------------------------------------------------------------
                                           2001                    2000                 1999
Net loss:
As reported                             $ (12,834,009)          $ (12,440,382)       $ (24,579,478)
Proforma                                  (14,287,251)            (13,658,382)         (25,952,478)

Loss per common share:
As reported                             $       (2.00)          $       (2.09)       $       (6.35)
Proforma                                $       (2.23)          $       (2.30)       $       (6.71)


LOSS PER COMMON SHARE:
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method.

The components of basic and diluted loss per common share from continuing operations were as follows:


                                                2001                    2000                    1999
                                        --------------------    --------------------    --------------------
Loss from continuing operations                 (12,834,009)            (12,440,382)            (12,031,030)
Effect of diluted securities                            -                       -                     7,500
                                        --------------------    --------------------    --------------------
Net loss from continuing operations             (12,834,009)            (12,440,382)            (12,023,530)
available for common shareholders

Weighted average outstanding shares of
common stock                                      6,407,035               5,941,304               3,868,167
Effect of diluted securities                            -                       -                   (39,259)
                                        --------------------    --------------------    --------------------
Common stock and common stock equivalents         6,407,035               5,941,304               3,828,908

Loss per common share from continuing operations:
Basic                                                 (2.00)                  (2.09)                  (3.11)
Diluted                                               (2.00)                  (2.09)                  (3.14)


                                      F12

For the three-year period ending December 31, 2001, the predominantly all of the Company's stock options, common and preferred warrants, and preferred stock were excluded from the calculation of diluted loss per common share because they were antidilutive, but these could become dilutive in the future.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company places its investments in highly liquid, short-term investment grade bonds and certificates of deposits. No loss of principal has been associated with these investments. In 2001, the Company's three largest customers accounted for approximately 96 percent of revenue. In 2000, the Company's two largest customers accounted for approximately 60 percent of revenue. The Company had no outstanding trade receivables as of December 31, 2001.

ACQUISITION COSTS:

In September 1999 the Company terminated a proposed merger with an unaffiliated company. Costs approximating $597,000 were charges to operations in connection with the terminated merger.

INCOME TAXES:

The Company increased its valuation allowance against the deferred tax asset attributable to its net operating loss carryforwards by recognizing a provision for income taxes of $1,800,000 in 2001. No income tax benefit was recognized for 2001, 2000, and 1999 as the Company had a 100 percent valuation allowance.

The components of the net deferred tax asset are as follows:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                --------------------------------------------------------------------------
                                           2001                    2000                 1999
                                -------------------------    -----------------  --------------------------
Net operating loss carryforward         22,000,000              18,430,000              13,470,000
Revenue in excess of billings                  -                   (35,000)                (25,000)
Investment in subsidiary                (1,002,000)             (1,002,000)             (1,002,000)
Depreciation method of property
and equipment                             (245,000)               (150,000)               (174,000)
Other                                          -                    44,000                  44,000
Allowance for realization of assets    (20,753,000)            (15,487,000)            (10,513,000)
                                -------------------------    -----------------  --------------------------
Total deferred tax asset                       -                 1,800,000               1,800,000


As of December 31, 2001, the Company had net operating loss carryforwards ("NOLs") of approximately $55,000,000 available through December 31, 2018 to offset future taxable income. However, under Section 382 of the Internal Revenue Code, a greater than 50 percent change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited.

SHAREHOLDERS' EQUITY:

Common stock
During 1999 through 2001, the Company issued common stock to raise cash, to convert debt to equity, to settle lawsuits, to pay for services and to acquire assets.

In 1999, the Company issued approximately 806,800 shares of common stock for the net proceeds of approximately $6,935,000 in connection with a private placement.

A $5,000,000 convertible debenture was satisfied with the issuance of approximately 200,000 and 757,800 (valued at approximately $1,940,000 and $3,060,000, respectively) shares of common stock in 2000 and 1999, respectively. A $3,000,000 convertible debenture was satisfied in 1999 with the issuance of approximately 288,400 shares of common stock. The Company incurred approximately $49,000 and $441,000 of interest expense for 2000 and 1999, respectively, relating to a beneficial conversion feature of the related debt.


                                      F13

During 2001, 2000, and 1999, the Company issued 60,000, 2,000, and 0 shares of common stock in connection with legal settlements, respectively.

The Company issued 0, 4,600 and 91,600 shares of common stock to pay for services rendered in 2001, 2000, and 1999, respectively.

During 1999, the Company purchased a framework technology, which is the basis of an open, XML, and Java-based product suite that offers customized delivery of digital information. The Company issued approximately 63,200 shares totaling approximately $750,000 for the purchase of the software and $212,000 as an incentive not to sell the related shares for a specified period of time.

Preferred stock
During 2000, the Company issued approximately 166,000 shares of preferred stock for net proceeds of approximately $10,884,000 in connection with a private placement. The preferred stock has a conversion feature of two shares of common stock for each share of preferred stock. Pursuant to the reset calculation, provided for by the private placement agreement, subsequently, an additional 58,000 shares of preferred stock were issued.

Preferred shares are entitled to vote their underlying common stock equal to five-sevenths of the number of full shares of common stock into which such shares of preferred stock could then be converted. Preferred shares are entitled to receive dividends if the company declares dividends and are entitled to receive the amount paid for their shares, plus all dividends, in preference to common shareholders in the event the Company is acquired or sold.

Common stock warrants
As of December 31, 2001, the Company had the following common stock warrants outstanding. One warrant allows the holder to purchase one share of common stock from the Company at the prices indicated in the following table.

                                        Outstanding Warrants
                                -----------------------------------------------
            Exercise Price          Number of warrants      Expiration date
        -----------------------------------------------------------------------

                $ 5.30                   7,500                   2004
                $ 6.65                  14,000                   2006
                $ 9.15                   8,089                   2004
                $ 9.75                 135,714                   2005
                $10.00                   3,000                   2004
                $10.80                   6,000                   2004
                $22.50                   3,000                   2004
                $39.40                   1,111                   2003
                                ----------------------
                                       178,414
                                ======================


Preferred stock warrants
As of December 31, 2001, the Company had 16,572 preferred stock warrants outstanding. These warrants allow the holder to purchase preferred stock from the Company at $70 per share. The warrants expire in 2005.

Capital contribution
During 1999, a major shareholder made a capital contribution of $2,045,000 in consideration of an outstanding note payable of the same amount.














                                      F14

SUPPLEMENTARY CASH FLOW INFORMATION:
In addition to the cash flow information discussed in the Shareholders' Equity note, the Commitments and Contingencies - Litigation note, and the Consolidated Statements of Cash Flow, the Company transacted other business requiring cash flow disclosure.

During 2001:
o All transactions requiring disclosure have been discussed in the Shareholders' Equity note, the Commitments and Contingencies - Litigation note, and the Consolidated Statements of Cash Flow.

During 2000:
o The Company received software (with a fair value of $74,000) in connection with the sale of computer software.
o The Company issued options to purchase 3,500 shares of common stock in connection with severance packages. The fair value of the options was approximately $121,000.

During 1999:
o The Company incurred capital lease obligations approximating $431,000 for the acquisition of various property and equipment. Further, the Company issued stock and/or options to various parties in consideration for services provided.
o The Company issued approximately 39,600 shares of common stock (valued at $750,000) in connection with the acquisition of computer software.
o A former officer of the Company returned approximately 13,400 shares of common stock to satisfy a warrant receivable and a note receivable in the amount of approximately $320,000 and $100,000 respectively.
o A loan balance approximating $2,045,000 was forgiven by an officer/stockholder.
o The Company issued 27,000 shares of common stock in exchange for 22,624 and 15,000 warrants with an exercise price of $11.05 and $10.00 respectively.

COMMITMENTS AND CONTINGENCIES:

Leases
The Company leased operations space under various operating leases in 2001. The Company's Chairman is affiliated with the lessor at the Company's principal facility. Rent expense under these leases approximated $1,879,000, $1,791,000 and $1,818,000 in 2001, 2000 and 1999, respectively.

Future minimum lease payments under these operating leases are:

                Year Ending
                December 31,                    Amount
                ---------------           -------------------

                2002                            $ 1,601,377
                2003                              1,601,377
                2004                              1,601,377
                2005                              1,601,377
                2006                              1,601,377
                Thereafter                        4,003,443
                                          -------------------
                                               $ 12,010,328
                                          ===================

Litigation
The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that these matters will not have a material adverse impact on the Company's financial position or its results of operations. Furthermore, the Company has brought to a conclusion its largest lawsuits, the Class Action lawsuit and the Gem Technologies, Inc. lawsuit.

CLASS ACTION LAWSUIT DISMISSAL
The Company has previously reported a class action lawsuit filed against the Company, current and former officers and directors, in the United States District Court for the Western District of North Carolina. In February 2002, the lawsuit was dismissed.




                                      F15

GEM TECHNOLOGIES, INC. LAWSUIT SETTLEMENT
The Company has previously reported a lawsuit that was filed against the Company in 1996. The lawsuit involved claims by plaintiffs that they were fraudulently induced to invest in GEM Technologies, Inc. ("GEM"), an unrelated company, and to forego their conversion rights, that GEM wrongly transferred assets to a predecessor company of the Company and that they were entitled to an 8.72% interest in GEM, and as such, in iA. The case was tried, and the Court ruled that iA was unrelated to GEM and ruled against Robert F. Gruder on two counts. Plaintiffs were awarded a judgment of $175,000, plus interest and attorneys' fees and expenses. The plaintiffs appealed on the basis that the court denied their claim to convert the notes into iA stock and Mr. Gruder cross-appealed from the relief awarded against him. In addition, the Plaintiffs initiated a lawsuit in the GEM bankruptcy court.

During the second quarter of 2001, a settlement agreement was reached. The terms of this settlement were carried out in the third quarter of 2001. The Company's Board of Directors determined that because the Company was responsible for all costs associated with the suit and because the litigation was so disruptive to the Company as well as a distraction to Management, that rather than prolonging the lawsuit, it was in the best interest of the Company to settle. During the third quarter, iA delivered 55,000 shares of our common stock to the selling stockholder and Mr. Gruder delivered 67,000 shares of our common stock to the selling stockholder and Mr. Gruder delivered a non-negotiable promissory note in the amount of $600,000 to the selling stockholder. In addition, Mr. Gruder paid $1,150,000 comprised of $750,000 that Mr. Gruder had previously given over and $400,000 upon the settlement agreement. Mr. Gruder also deposited 100,000 shares of iA common stock to be held in escrow as security for that note. In connection with the settlement, the selling stockholder released the Company, Mr. Gruder, and Mr. Dudchik from liability under the litigation and dismissed his claims against us, Mr. Gruder and Mr. Dudchik. In addition, iA's offer to participate in the Settlement Agreement served as an inducement to Mr. Gruder to enter into the Settlement Agreement and to absorb the majority of the financial burden of the settlement.

ANNUZIATA SETTLEMENT
In October 2001, iA settled a lawsuit with Anthony Annuziata. The lawsuit arose from a disputed interpretation of a contract for services provided by Annuziata to iA. The matter was settled with the issuance of 5,000 shares of iA common stock and $25,000 to Annuziata.

DISCONTINUED OPERATIONS:

In the fourth quarter of 1999 the Company decided to discontinue its software reengineering services, specializing in the correction of existing mainframe computer software systems to manage the Year 2000 and thereafter. The manner of disposal was discontinuing the operation and taking write-offs for all unamortized intangible assets. Included in the loss on disposal is an estimate of $150,000 to cover expenses that may be incurred during the phase out period; the write-off of approximately $5,600,000 of unamortized goodwill; and the write off of approximately $1,421,000 of computer software related to the Year 2000 segment.

The results of operations of our software reengineering services for the years ended 1999 have been shown as discontinued operations.











                                      F16

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

                                                  YEAR ENDED
                                                  DECEMBER 31,
                                            -----------------------
                                                     1999

Revenue                                         $       15,988,136
Operating expenses:
Payroll and related costs                               14,820,802
Rent and occupancy                                         875,462
Advertising and promotion                                  302,038
Depreciation and amortization                            1,524,398
Bad debt expense                                           494,332
Other operating expenses                                 2,655,841
                                            -----------------------
Total operating expenses                                20,672,873
                                            -----------------------
Loss from operations                                    (4,684,737)
Other income (expenses):
Interest expense                                          (217,522)
Interest income                                             42,064
Other expense                                           (7,688,253)
                                            -----------------------
Total other expense                                     (7,863,711)
                                            -----------------------
Net Loss                                        $      (12,548,448)
                                            =======================
Loss per common share from discontinued operations
Basic                                           $            (3.24)
                                            =======================
Diluted                                         $            (3.28)
                                            =======================
Weighted average common shares outstanding
Basic                                                    3,868,168
                                            =======================
Diluted                                                  3,828,908
                                            =======================

SUBSEQUENT EVENTS:

Shareholder vote
On December 19, 2001, a special shareholder meeting was called to vote on four propositions. This meeting did not have enough shareholders votes to constitute a quorum and was therefore adjourned until January 25, 2002. On January 25, 2002, our shareholders approved all of the propositions. The Board of Directors subsequently adopted these propositions. The propositions were as follows:
o Approval to amend the Certificate of Incorporation effecting a one-for-five reverse split of the common stock and equivalents.
o Approval of the sale of securities of Information Architects constituting up to 40 percent of the outstanding common stock or convertible into as much as 40 percent of our outstanding common stock.
o Approval of an amendment to the stock option plan to increase the number of shares of common stock that may be issued under the plan from 800,000 to 4,000,000 shares after giving effect to the proposed reverse split.
o Approval of an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the proposed reverse split.

The effective date for the one-for-five reverse stock split of the common stock and equivalents was February 1, 2002.




                                      F17

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth selected unaudited financial data for each quarter of the last two years. Loss per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

                            1st Quarter       2nd Quarter          3rd Quarter        4th Quarter            Year
2001
---------------------------------------    -----------------    ----------------    ----------------    -----------------
Revenue                         941,900              349,632             269,456              27,451            1,588,439
---------------------------------------    -----------------    ----------------    ----------------    -----------------
Gross Profit (Loss)             177,323             (266,151)           (371,935)            (68,203)            (528,966)
---------------------------------------    -----------------    ----------------    ----------------    -----------------
Net Loss                      2,611,669            3,663,294           2,987,818           3,571,228           12,834,009
---------------------------------------    -----------------    ----------------    ----------------    -----------------
Basic Loss Per Common Share       (0.41)               (0.57)              (0.46)              (0.55)               (2.00)
---------------------------------------    -----------------    ----------------    ----------------    -----------------
Diluted Loss Per Common Share     (0.41)               (0.57)              (0.46)              (0.55)               (2.00)
---------------------------------------    -----------------    ----------------    ----------------    -----------------

2000
---------------------------------------    -----------------    ----------------    ----------------    -----------------
Revenue                         520,106            1,330,964           1,518,321           1,296,355            4,665,746
---------------------------------------    -----------------    ----------------    ----------------    -----------------
Gross Profit                    350,374              282,291             594,016             547,672            1,774,353
---------------------------------------    -----------------    ----------------    ----------------    -----------------
Net Loss                      3,156,846            3,999,189           2,793,332           2,491,015           12,440,382
---------------------------------------    -----------------    ----------------    ----------------    -----------------
Basic Loss Per Common Share       (0.56)               (0.68)              (0.46)              (0.40)               (2.09)
---------------------------------------    -----------------    ----------------    ----------------    -----------------
Diluted Loss Per Common Share     (0.56)               (0.68)              (0.46)              (0.40)               (2.09)
---------------------------------------    -----------------    ----------------    ----------------    -----------------






                                      F18

Exhibit 3.1
                              AMENDED AND RESTATED

                            ARTICLES OF INCORPORATION

                                       OF

                       INFORMATION ARCHITECTS CORPORATION

Pursuant to Section 55-02-01 and 55-02-02 of the General Statutes of North Carolina, the undersigned corporation hereby submits these Restated Articles of Incorporation for the purposes of integrating into one document its original articles of incorporation and all amendments thereto and also for the purpose of amending its articles of incorporation:

1. The name of the corporation is Information Architects Corporation.

2. Effective as of 5:00 p.m., eastern time, on February 1, 2002 (the "Effective Time"), a one-for-five reverse stock split of the Corporation's common stock shall become effective, pursuant to which each five shares of common stock outstanding and held of record by each stockholder of the Corporation immediately prior to the Effective Time shall be reclassified and combined into one share of common stock automatically and without action by the holder thereof upon the Effective Time and shall represent one share of common stock from and after the Effective Time. No fractional shares of common stock shall be issued as a result of such reclassification and combination. In lieu of any fractional shares to which the stockholder would otherwise be entitled, the Corporation shall pay cash equal to such fraction multiplied by the then fair market value of the common stock as determined by the Board of Directors of the Corporation.

The number of shares the corporation is authorized to issue is fifty one million (51,000,000), divided into classes and series as follows:


                        Number of       Par Value
Class           Class   Shares          Per Share
-----           -----   ------          ---------
Common Stock    N/A     50,000,000      $.001
Preferred       N/A     1,000,000       $.001

The preferences, limitations, and relative rights of each class and series of shares are as follows:

The Board of Directors of the Corporation, by resolution, shall establish the rights, privileges, vote, liquidation preference, series, convertibility, dividend (whether cumulative or non-cumulative), and redemption provisions of the Preferred Stock.

3. The Amended and Restated Articles of Incorporation of Information Architects Corporation include and incorporate herein the "Certificate of the Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Information Architects", attached hereto as Annex A.

4. The address of the current registered office of the corporation in the State of North Carolina is 4064 Colony Road, Charlotte, NC 28211, Mecklenburg County, North Carolina; and the name of its current registered agent at such address is
J. Wayne Thomas.

5. The name and address of the incorporator are:

Name                    Address
R. Michael Childs       100 North Tryon Street
                        Floor 47
                        Charlotte, NC 28202-4003

6. To the fullest extent permitted by the North Carolina Business Corporation Act as it exists or may hereafter be amended, no person who is serving or who has served as an officer or director of the corporation shall be personally liable to the corporation or any of its shareholders for monetary damages for breach of duty as an officer or director. No amendment or repeal of this article, nor the adoption of any provision to these Articles of Incorporation inconsistent with this article, shall eliminate or reduce the protection granted herein with respect to any matter that occurred prior to such amendment.

7. These restated articles will become effective upon filing.

Information Architects Corporation


By:________________________________
J. Wayne Thomas
Chief Financial Officer and Secretary
                                     1 of 5

Annex A

                CERTIFICATE OF THE DESIGNATIONS, NUMBER, VOTING
           POWERS, PREFERENCES AND RIGHTS OF SERIES A PREFERRED STOCK
                                       OF
                       INFORMATION ARCHITECTS CORPORATION
                               -----------------

                       Pursuant to Section 55-6-02 of the
                    North Carolina Business Corporation Act
                               -----------------


INFORMATION ARCHITECTS CORPORATION, a corporation organized and existing under the Business Corporation Act of the State of North Carolina (the "Corporation"),

DOES HEREBY CERTIFY:

That, pursuant to the authority expressly vested in the Board of Directors by
Section 2 of the Articles of Incorporation of the Corporation, the Board of Directors duly adopted in accordance with the laws of the State of North Carolina, by resolutions dated as of May 26, 2000, a resolution providing for the designation and issuance of up to Two Hundred Sixty Seven Thousand (267,000) shares of Series A Preferred Stock, which resolution is as follows:

RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors by the provisions of Section 2 of the Articles of Incorporation of the Corporation, this Board of Directors hereby creates a series of the preferred stock, $.001 par value per share, of the Corporation (the "Preferred Stock") to consist of Two Hundred Sixty Seven Thousand (267,000) shares, and this Board of Directors hereby fixes the designation and the powers, preferences and rights, and the qualifications, limitations or restrictions thereon, of the shares of such series (in addition to the powers, preferences and rights, and the qualifications, limitations or restrictions thereon, set forth in the Articles of Incorporation, which are applicable to all series of Preferred Stock) as follows:

1. Designation and Amount. Two Hundred Sixty Seven Thousand (267,000) shares of Preferred Stock are hereby constituted as a series of Preferred Stock designated as "Series A Preferred Stock" (hereinafter called the "Series A Stock") with the powers, preferences and rights hereinafter set forth.

2. Dividends.
(a) In the event the Board of Directors shall declare a cash dividend payable upon the outstanding shares of Common Stock out of funds of the Corporation legally available therefor ("Legally Available Funds") pursuant to the NCBCA, the Board of Directors shall at the same time declare a dividend payable on each share of Series A Stock equal to the amount of the dividend payable on the number of shares of Common Stock into which each such share of Series A Stock could then be converted into pursuant to the provisions of Section 6 below, such number to be determined one day prior to the record date for the determination of holders of Common Stock entitled to receive such dividends.

3. Preference on Dissolution, Liquidation or Winding Up.
(a) In the event of the occurrence of a Liquidation Event, the holders of Series A Stock shall be entitled to receive, in preference to the holders of Common Stock or any other class of stock or series thereof ranking junior to the Series A Stock with respect to the distribution of assets of the Corporation available for distribution to shareholders by reason of his, her or its ownership thereof, pursuant to the NCBCA ("Legally Available Assets"), an amount equal to the product of the number of shares of Series A Stock held multiplied by the Issuance Consideration, plus an amount equal to all dividends accrued and unpaid thereon (including interest accrued thereon, if applicable) to the date fixed for distribution (the "Liquidation Preference"). If Legally Available Assets for distribution upon the occurrence of a Liquidation Event are insufficient to satisfy in full the Liquidation Preference, then the Liquidation Preference shall be reduced to such amount as can be satisfied out of the Legally Available Assets, and such amounts shall be paid to the holders of the Series A Stock on a pari passu basis (based on the number of shares of Series A Stock held).

(b) Written notice of the occurrence of a Liquidation Event, stating a payment date and the place where the distributable amounts shall be payable shall be given by mail, postage prepaid, not less than 20 days prior to the payment date stated therein, to the holders of record of the Series A Stock at their respective addresses as the same shall appear on the books of the Corporation.

(c) No payment on account of such Liquidation Event shall be made to the holders of any class or series of capital stock ranking on a parity with the Series A Stock in respect of the distribution of assets, unless there shall likewise be paid at the same time to the holders of the Series A Stock like proportionate distributive amounts, ratably, in proportion to the full distributive amounts to which they and the holders of such parity stock are respectively entitled with respect to such preferential distribution.
                                     2 of 5

4. Voting Rights. Except as otherwise provided in this Certificate of Designations or by law, each holder of Series A Stock shall be entitled to vote on all matters submitted for a vote of the holders of Common Stock a number of votes equal to five-sevenths (5/7) of the number of full shares of Common Stock into which such holder's shares of Series A Stock could then be converted pursuant to the provisions of Section 6 below, such number to be determined as of the record date for the determination of holders of Common Stock entitled to vote on any such matter, or, if no record date is fixed, then the record date for determination of holders of Series A Stock entitled to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which such meeting is held. Except as otherwise required in this Certificate of Designations or by the NCBCA, the holders of the Series A Stock shall vote as a single class with the holders of outstanding Common Stock and any other preferred shares entitled to vote on any such matter, and not as a separate class or series.

5. Quorums. Except as otherwise required by law and so long as shares of the Series A Stock remain outstanding, a quorum at meetings of shareholders shall consist of the presence in person, by teleconference or by proxy of the holders of shares constituting a majority of the votes entitled to vote thereat, calculated in accordance with this Section for the purpose of transaction of business at all meetings of shareholders.

6. Conversion Rights. Each share of Series A Stock may be converted into shares of Common Stock on the terms and conditions set forth in this Section 6:

(a) Each share of Series A Stock shall be convertible at the option of the holder thereof, at any time sixty-five (65) days following the final closing of the offering, in the manner hereinafter set forth, into a number of fully-paid and nonassessable shares of Common Stock (rounded to the nearest whole number) at the Conversion Rate in effect at the time of conversion. Upon conversion of any Series A Stock, all accrued and unpaid dividends on the Series A Stock so converted shall be paid in cash.

(b) In the event that on the 6-month anniversary of the final closing date of the Offering (the "Reset Date"), the average closing price for the Common Stock during the five (5) consecutive trading days immediately prior to the Reset Date (the "Reset Closing Price") is less than one-tenth (1/10) of the Issuance Consideration, then the Issuance Consideration shall be reduced to a reset price determined by multiplying the Reset Closing Price by ten (10) (the "Reset Price"). In such event, the Company shall promptly thereafter deliver to each holder of Series A Stock certificates representing additional shares of Series A Stock determined, in the case of each holder of Series A Stock, by subtracting
(i) the number of shares of Series A Stock held on the day immediately proceeding the Reset Date; from (ii) the product of the number of shares of Series A Stock held on the day immediately proceeding the Reset Date multiplied by the Issuance Consideration, with such product being divided by the Reset Price. Any such certificates shall be dated as of the Reset Date. In no event shall the Reset Price be less than $50.00 nor shall the Company be required to issue more than a total of 267,000 shares of Series A Stock, except as provided in the next sentence. The provisions of this subsection (b) shall be appropriately adjusted in the event of an occurrence of an adjustment event otherwise provided for in this Section 6. For purposes of this subsection (b), the closing price per share of Common Stock on any date shall be determined as follows: (i) if the principal trading market for the Common Stock is a national or regional securities exchange, the closing price on such exchange on such day; or (ii) if sales prices for shares of Common Stock are reported by the Nasdaq National Market System or Small Cap Market System (or a similar system then in use), the last reported sales price so reported on such day; or (iii) if neither
(i) nor (ii) above are applicable, and if bid and low ask prices for shares of Common Stock are reported in the over-the-counter market by Nasdaq (or, if not so reported, by the National Quotation Bureau), the average of the high bid and ask prices so reported on such day. Notwithstanding the foregoing, if there is no reported closing price, last reported sales price, or bid and ask prices, as the case may be, for the day in question, then the current market price shall be determined as of the latest date prior to such day for which such closing price, last reported sales price, or bid and ask prices, as the case may be, are available, unless such securities have not been traded on an exchange or in the over-the-counter market for 30 or more days immediately prior to the day in question, in which case the current market price shall be determined in good faith by, and reflected in a formal resolution of, the Board of Directors of the Company.

(c) If the Corporation shall at any time (i) subdivide (by means of a stock split or otherwise) its outstanding Common Stock into a larger number of shares or (ii) combine (by means of a reverse stock split or otherwise) its outstanding Common Stock into a smaller number of shares, the Conversion Rate for the Series A Stock in effect immediately prior thereto shall be adjusted so that each share of Series A Stock shall thereafter be convertible into the number of shares of Common Stock which the holder of one share of Series A Stock would have been entitled to receive after the happening of any of the events described above had such Series A Stock been converted into Common Stock immediately prior to the record date, if any, in the case of a subdivision or combination with respect to which the Corporation has fixed a record date for the determination of such subdivision or combination or, if no such record date has been fixed, the effective date of such subdivision or combination. An adjustment made pursuant to this subsection (b) shall be effected at the time such subdivision or combination is effected.
                                     3 of 5

(d) If the Corporation shall at any time pay or fix a record date for the determination of holders of shares of Common Stock entitled to receive a dividend or other distribution in the form of shares of Common Stock, then in each such event, the Conversion Rate shall be increased as of the time of such payment or, in the event a record date is fixed, as of the close of business on such record date, by multiplying the Conversion Rate by a fraction (i) the numerator of which shall be (1) the total number of shares of Common Stock outstanding immediately prior to the time of such payment or distribution or the close of business on such record date, as the case may be, plus (2) the aggregate number of shares of Common Stock issuable in payment of such dividend or making of such distribution and (ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately prior to the time of such payment or distribution or the close of business on such record date, as the case may be.

(e) In case at any time or from time to time the Corporation shall pay any dividend or make any other distribution to the holders of Common Stock of (i) any securities or property of any nature whatsoever (other than cash or as provided in subsection (d) above), or (ii) any warrants or other rights to subscribe for or purchase capital stock of the Corporation, then the Conversion Rate shall be adjusted to that number determined by multiplying the Conversion Rate immediately prior to such adjustment by a fraction (1) the numerator of which shall be the fair value (as determined in good faith by the Board of Directors) per share of Common Stock on the record date (or if no record date, on the effective date of such payment or distribution) and (2) the denominator of which shall be such fair value per share of Common Stock minus the fair value (as determined in good faith by the Board of Directors) of any and all such securities or property to be distributed per share of Common Stock. A reclassification of the Common Stock into a combination of Common Stock and shares of any other class of securities shall be deemed both a distribution by the Corporation to the holders of its Common Stock of such other class of securities within the meaning of this subsection and, if the outstanding Common Stock shall be changed into a larger or smaller number of shares of Common Stock as a part of such reclassification, such change shall be deemed a subdivision or combination, as the case may be, of the outstanding Common Stock within the meaning of subsection (c) above.

(f) Whenever the Conversion Rate or terms of conversion are adjusted as herein provided, the Corporation shall prepare a notice setting forth such adjustment or readjustment and showing in detail the facts upon which each adjustment or readjustment is based, and such notice shall forthwith be mailed by first class mail to the holders of shares of Series A Stock so affected at their last known address shown on the stock books of the Corporation.

(g) The Corporation shall at all times reserve and keep available, out of its authorized but unissued Common Stock or out of Common Stock held in its treasury, solely for the purpose of effecting the conversion of the Series A Stock, the full number of shares of Common Stock deliverable upon the conversion of all Series A Stock from time to time outstanding. The Corporation shall from time to time in accordance with the NCBCA increase the authorized amount of its Common Stock if at any time the authorized number of share of Common Stock remaining unissued shall not be sufficient to permit the conversion of all of the Series A Stock outstanding from time to time.

(h) No fractional shares of Common Stock are to be delivered upon conversion, but the Corporation shall pay a cash adjustment in respect of any fraction of a share which would otherwise be deliverable in an amount equal to the same fraction of the current market price per share of Common Stock on the date of conversion, such current market price to be determined in good faith by the Board of Directors.

(i) The Corporation will pay any issue and other taxes (other than income taxes) that may be payable in respect of any issue or delivery of Common Stock on conversion of Series A Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of stock in a name other than that in which the shares of Series A Stock so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue or delivery has paid to the Corporation the amount of any such tax, or has established, to the satisfaction of the Corporation, that such tax has been paid.

(j) Any shares of Series A Stock converted by the Corporation shall be retired and canceled and shall not be reissued, and the Corporation shall from time to time take such appropriate action as may be necessary to reduce the authorized Series A Stock accordingly.

7. Notices of Record Date. In the event that the Corporation shall propose at any time:
(a) to declare any dividend or distribution upon its Common Stock, whether in cash, property, stock or other securities, whether or not a regular cash dividend and whether or not out of earnings or earned surplus;

(b) to offer for subscription pro rata to the holders of Common Stock any additional shares of stock of any class or series or other rights;
                                     4 of 5

(c) to effect any reclassification or recapitalization of its Common Stock outstanding involving a change in the Common Stock; or

(d) to merge or consolidate with or into any other corporation, or sell, lease or convey all or substantially all of its property or business, or to liquidate, dissolve or wind up;

then, in connection with any such event, the Corporation shall send to the then holders of record of Series A Stock (the "Record Holders"):

(i) in the case of the matters referred to in (a) and (b) above, at least ten
(10) days prior written notice of the date on which a record shall be taken for such dividend, distribution or subscription rights (and specifying the date on which the holders of Common Stock shall be entitled thereto) or for determining rights to vote in respect of the matters referred to in (a) or (b) above; and

(ii) in the case of the matters referred to in (c) and (d), at least ten (10) days prior written notice of the date when the same shall take place (and specifying the date on which the holders of Common Stock shall be entitled to exchange their Common Stock for securities or other property deliverable upon the occurrence of such event) or for determining rights to vote in respect of the matters referred to in (c) or (d) above.

Each such written notice shall be delivered or given by first class mail, postage prepaid, addressed to the Record Holders at the address for each such holder as shown on the books and records of the Corporation.

8. Definitions. As used herein:

"Board of Directors" means the Board of Directors of the Corporation.

"Certificate of Designations" means the Certificate of the Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of the Corporation.

"Common Stock" means (i) the class of stock designated as the common stock, par value $.001 per share of the Corporation as of May 1, 2000, or (ii) any other class of stock resulting from successive changes or reclassification of such stock consisting solely of changes in par value, or from par value to no par value or from no par value to par value.

"Conversion Rate" means the number of shares of Common Stock into which a single share of Series A Stock is convertible at such time. The initial Conversion Rate shall be ten (10). Thereafter, the Conversion Rate shall be subject to adjustment as provided in Section 6 above.

"Issuance Consideration" shall mean $70.00 as adjusted from time to time for splits or reverse splits of the Series A Stock.

"Liquidation Event" shall mean any liquidation, dissolution or winding-up of the Corporation. The merger or consolidation of the Corporation into or with another corporation (other than a transaction which does not result in a Change of Control), the merger or consolidation of any other corporation into or with the Corporation (other than a transaction which does not result in a Change of Control), or the sale, conveyance, mortgage, pledge or lease of all or substantially all the assets of the Corporation shall be deemed to be a liquidation, dissolution or winding up of the Corporation. "Change of Control" shall mean such time as (i) the Corporation's Related Parties cease to be "beneficial owners" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of at least fifty percent (50%) of the voting capital stock of the Corporation or (ii) there is a sale, lease, conveyance or other disposition of all or substantially all of the assets of the Corporation; and "Related Party" shall mean any "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of voting capital stock of the Corporation on the date hereof.

"Liquidation Preference" shall have the meaning ascribed thereto in Paragraph 3 above.

"NCBCA" means the North Carolina Business Corporation Act.

"Offering" means the private placement of Preferred Stock and related warrants undertaken by the Company commencing on June 1, 2000.

"Person" means any individual, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or other agency or political subdivision thereof.

"Preferred Stock" means the preferred stock, par value $.001 per share, of the Corporation.
                                     5 of 5