Form 10-Q
period 2002-03-31
INFORMATION ARCHITECTS CORP
filed 2002-05-15
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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


As of March 31, 2002 there were 6,492,286 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION                                          Page
                                                                       ----

        ITEM 1: FINANCIAL STATEMENTS

        Consolidated Balance Sheets
        as of March 31, 2002 and December 31, 2001                      3

        Consolidated Statements of Operations (Unaudited) for the
        Three Months Ended March 31, 2002 and 2001                      4

        Consolidated Statements of Cash Flows (Unaudited)
        for the Three Months Ended March 31, 2002 and 2001              5

        Notes to Unaudited Consolidated Financial Statements            6


        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

        Overview                                                        8

        Results of Operations                                           8

        Financial Condition and Liquidity                              10


PART II. OTHER INFORMATION

        ITEM 1: LEGAL PROCEEDINGS                                      10

        ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    10

        Signatures                                                     11

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                March 31,           December 31,
                                                  2002                 2001
                                              (Unaudited)           (Audited)
Assets
Current assets:
 Cash and equivalents                         $ 1,581,030          $ 3,304,282
 Short-term investment                            750,000              750,000
                                              ------------         ------------
   Total cash and short-term investments     	2,331,030            4,054,282
 Prepaid expenses                                  57,512              126,653
 Note receivable, officer                           9,944                9,944
 Other receivables                                  2,562                9,404
                                              ------------         ------------
Total current assets                            2,401,048            4,200,283
                                              ------------         ------------

Property and equipment, net                     2,293,058            2,161,488
Trademarks, net                                    62,710               64,856
                                              ------------         ------------

  Total assets                                $ 4,756,816          $ 6,426,627
                                              ============         ============

Liabilities and shareholders' equity
Current Liabilities:
 Accounts payable                             $    92,908          $    75,710
 Accrued payroll and commissions                   55,714               20,674
 Accrued expenses and liabilities               1,401,481            1,715,413
 Unearned revenue                                  12,600               27,503
                                              ------------         ------------
Total current liabilities                       1,562,703            1,839,300
                                              ------------         ------------

Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value, 1,000,000
 shares authorized; 95,500 shares issued
 and outstanding                                       96                   96
Common stock, $.001 par value, 50,000,000
 shares authorized; 6,492,286 shares issued
 and outstanding (6,487,666 in 2001)                6,492                6,488
Additional paid-in capital                     67,169,279           67,164,709
Deficit                                       (63,947,745)         (62,550,436)
Accumulated other comprehensive loss              (34,009)             (33,530)
                                              ------------         ------------
Total shareholders' equity                      3,194,113            4,587,327
                                              ------------         ------------

  Total liabilities and shareholders' equity  $ 4,756,816          $ 6,426,627
                                              ============         ============

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                              Three Months        Three Months
                                                 Ended               Ended
                                             March 31, 2002      March 31, 2001

Revenue                                      $       15,373      $      941,900
                                             ---------------     ---------------
Operating expenses:
Cost of revenue                                       3,179             764,577
Sales and marketing                                 326,394             853,381
Research and development                            243,268             517,881
General and administrative                          634,579           1,214,188
Depreciation and amortization                       220,884             352,650
                                             ---------------     ---------------
Total operating expenses                          1,428,304           3,702,677
                                             ---------------     ---------------
Loss from operations                             (1,412,931)         (2,760,777)
                                             ---------------     ---------------
Other income (expense):
Interest income                                      16,717             145,084
Interest expense                                     (1,095)             (1,938)
Other                                                   -                 5,962
                                             ---------------     ---------------
Total other income (expense)                         15,622             149,108
                                             ---------------     ---------------
Net Loss                                     $   (1,397,309)     $   (2,611,669)
                                             ===============     ===============

Loss per common share
 Basic                                       $        (0.22)     $        (0.41)
                                             ===============     ===============
 Diluted                                     $        (0.22)     $        (0.41)
                                             ===============     ===============

Weighted average common shares outstanding:
 Basic                                            6,491,849           6,307,216
                                             ===============     ===============
 Diluted                                          6,491,849           6,307,216
                                             ===============     ===============


INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)


                                              Three Months        Three Months
                                                 Ended               Ended
                                             March 31, 2002      March 31, 2001

Cash Flows From Operating Activities
  Net Loss                                   $   (1,397,309)     $   (2,611,669)
                                             ---------------     ---------------
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                 220,884             352,650
      Decrease (increase) in assets:
        Accounts receivable                             -               (14,350)
        Prepaid expenses                             69,141              69,281
        Other receivables                             6,842             (17,925)
        Other assets                                    -                   475
     (Decrease) increase in liabilities:
        Accounts payable                             17,198            (222,458)
        Accrued payroll and commissions              35,040              76,229
        Accrued expenses and liabilities           (313,932)           (165,566)
        Unearned revenue                            (14,903)              5,278
                                             ---------------    ----------------
      Total adjustments                              20,270              83,614
                                             ---------------    ----------------
      Net cash used in operating activities      (1,377,039)         (2,528,055)
                                             ---------------    ----------------
Cash Flows From Investing Activities
  Purchase of property and equipment               (350,308)            (35,786)
                                             ---------------    ----------------
    Net cash used in investing activities          (350,308)            (35,786)
                                             ---------------    ----------------
Cash Flows From Financing Activities
  Proceeds from issuance of stock, net                4,095             108,963
                                             ---------------    ----------------
    Net cash provided by financing activities         4,095             108,963
                                             ---------------    ----------------
Net Decrease in Cash and Equivalents             (1,723,252)         (2,454,878)
Cash And Equivalents, beginning of period         3,304,282          10,592,455
                                             ---------------    ----------------
Cash And Equivalents, end of period          $    1,581,030     $     8,137,577
                                             ===============    ================
Supplemental Disclosures
Interest Paid                                $        1,095     $         1,938
                                             ===============    ================


INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with United States generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Information Architects Corporation 2001 Annual Report on Form 10-K. Certain reclassifications have been made for consistent presentation.

Management plans
Information Architects Corporation and Subsidiary's ("iA" or "Company") consolidated financial statements for the three months ended March 31, 2001 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of approximately $1,397,000 in the first quarter of 2002 and incurred losses of approximately $12,834,000 and $12,440,000 in the years ended December 31, 2001 and 2000, respectively, and its shareholders' equity at March 31, 2001 approximated $3,194,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue operations through 2002, iA will seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

Cash and Short-term Investments
Cash and equivalents include cash on hand and highly liquid debt instruments purchased with a maturity of three months or less. The short-term investment balance at March 31, 2002 and December 31, 2001 is a certificate of deposit being used to secure a standby letter of credit, which is in accordance with the Company's facility rental agreement. Cost approximated market for all classifications of cash, equivalents and short-term investments.

Income Taxes
The Company did not record an income tax benefit for the three month periods ended March 31, 2002 and 2001 due to the uncertainty of future realization of its NOL carryforwards.

Property and Equipment

Property and equipment consists of the following:

                                                March 31,           December 31,
                                                  2002                  2001
                                             --------------       --------------

Computer equipment and third party software  $     677,608        $     636,949
Internally developed technology                  1,309,724            1,000,075
Equipment and furniture                          1,547,132            1,547,132
Leasehold improvements                             396,538              396,538
                                             --------------       --------------
                                                 3,931,002            3,580,694
Less accumulated depreciation and amortization  (1,637,944)          (1,419,206)
                                             --------------       --------------
                                             $   2,293,058        $   2,161,488
                                             ==============       ==============

Property and equipment are stated at cost. Costs associated with internally developed technology attributable to modifying and improving the Company's software products or developing additional features of its products subsequent to the establishment of technological feasibility are capitalized to the extent that costs are realizable from future revenues. Costs capitalized in the first quarter of 2002 approximated $310,000.

Comprehensive Income

The components of comprehensive income were as follows:

                                                        Three Months Ended
                                                      3/31/02         3/31/01

Net Loss                                         $ (1,397,309)    $ (2,611,669)
Foreign Currency Translation Adjustment, net             (479)           4,734
                                                 -------------    -------------
Total                                            $ (1,397,788)    $ (2,606,935)
                                                 =============    =============

Earnings Per Share
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as, but not limited to: continued compliance with NASDAQ listing requirements; ability to raise additional capital; entry into markets with vigorous competition, market acceptance of new products and services, continued acceptance of existing products and services, changes in licensing programs, delays in product development and related product release schedules, any of which may cause revenues and income to fall short of anticipated levels; product returns by distributors, resellers and retailers; warranty and other claims on products; higher relative marketing expenses associated with new product releases; technological shifts; customer demand for iA's products and services; the support of third party software developers for new or existing platforms; the availability of competitive products or services at prices below iA's prices or for no charge; changes in product and service mix; product life cycles; product sale terms and conditions; implementation of cost structures that align with revenue growth; the financial condition of iA's customers and vendors; unavailability of insurance; uninsured losses; adverse results in litigation; the effects of terrorist activity and armed conflict such as disruptions in general economic activity; general economic conditions that affect demand for computer software; currency fluctuations; trade sanctions or changes to U.S. tax law resulting from the World Trade Organization decision with respect to the extraterritorial income provisions of U.S. tax law; financial market volatility; and other issues discussed in the Company's 2001 Annual Report on Form 10-K. We assume no obligation to update the information in this Form 10-Q.

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

RESULTS OF OPERATIONS

Management has structured iA's internal operations as one segment. Although iA has kept its subsidiary Alydaar International, Ltd. ("International") open as a continuing entity, no sales or cost of goods sold are currently generated by International. Only an immaterial amount of activity occurs at International and management expects this trend to continue in the foreseeable future.

Revenue
iA reported first quarter 2002 revenue of $15,000, a decrease of $927,000, or 98 percent, compared with the first quarter 2001. Revenue in 2002 was affected by several primary factors. In 2001, iA had three major ongoing projects that accounted for almost all of its revenue. These projects were substantially finished or on hold by the end of 2001 and their status did not change the first quarter of 2002. The reduction in revenue was also attributable in part to management's decision to reduce the sales effort until its flagship product, Jitzu(TM), had a graphical user interface (GUI) developed for it. This GUI was completed at the end of February 2002. Management believes that sales from the new Jitzu product roll-out will begin to be realized in the second half of 2002.

Revenue from professional services was $0 and $933,000 in the first quarter of 2002 and 2001, respectively. Revenue from license fees and maintenance fees was $15,000 and $9,000 in the first quarter of 2002 and 2001, respectively.

Cost of Goods Sold and Gross Margin
iA reported first quarter 2002 cost of goods sold of $3,000, a decrease of $761,000, or 99 percent, compared with the first quarter 2001. In the first quarter of 2001, the largest component of cost of goods sold was payroll and related costs. Since the fourth quarter in 2001, almost all of iA's resources have been put into the development of Jitzu. Accordingly, only a minimal amount of payroll and related costs represented cost of goods sold in the first quarter 2002. Instead, these costs have been shifted to research and development. Additionally, iA began to decrease its personnel beginning in March 2001 as part of a corporate-wide cost improvement program. The benefits of this program are seen throughout each aspect of iA's 2002 operating expenses.

Because iA has not obtained a stable volume that absorbs the fixed costs, the gross margin associated with iA sales fluctuated significantly between 2002 and 2001. Due to this fluctuation, management focuses more attention on iA's total operating expenses, revenue and cash flow as monitoring tools for iA's financial data. Once iA achieves stability in the marketplace, gross margin will likely stabilize, too.

Sales and Marketing
Sales and marketing expenses were $326,000, for the three months ended March 31, 2002, a decline of $527,000 or 62 percent compared with the same period in 2001. This change is primarily due a decrease in payroll and related costs. Although fewer sales people were on the payroll in the first quarter of 2002 than the same period in 2001, iA hired a senior vice-president of sales and added additional sales staff during the second quarter of 2002. We expect to continue to add additional sales staff throughout the year. An increase in iA's advertising expense partially offset the decrease in payroll and related costs. iA incurred approximately $163,000 in advertisement expense in conjunction with the release of the Jitzu personal edition during the first quarter of 2002, but did not incur any significant advertising expenses in the same time period in 2001.

Research and Development
Research and development expenses were $243,000 for the three months ended March 31, 2002, a decline of $275,000 or 53 percent compared with the same period in 2001. Consistent with iA's focus in the last part of 2001, iA has continued heavy investment in the development of Jitzu. Authoritative accounting literature requires the capitalization of certain costs incurred in this development stage. iA capitalized $310,000 related to this development in the first quarter of 2002. No capitalization occurred in the same period in 2001. As discussed above, the payroll and related costs previously reported in cost of goods sold are being reported in research and development as iA continues to focus on the development of Jitzu.

General and Administrative
General and administrative expenses were $635,000 for the three months ended March 31, 2002, a decline of $580,000 or 48 percent compared with the same period in 2001. The majority of this decline is related to legal costs. Our legal fees incurred in the first three months of 2002 related primarily to costs incurred in the normal course of business. This is in sharp contrast to the legal costs incurred in 2001 related primarily to costs for the defense of three lawsuits, all of which were concluded in 2001. (For details of the lawsuits, see our 2001 Annual Report on Form 10-K). Furthermore, iA received a reimbursement from our insurance carrier for legal fees incurred by iA in its successful defense of the class action lawsuit in 2002. iA was reimbursed approximately $124,000 upon the lawsuit's dismissal. The other large element of the change is a decrease in payroll and related costs. This decrease corresponds to the corporate cost reduction plan implemented in 2001.

Depreciation and Amortization
Depreciation and amortization expenses were $221,000 for the three months ended March 31, 2002, a decrease of $132,000 or 37 percent compared with the same period in 2001. In 2001, the Company revised the estimated life of certain computer equipment from five years to three years and revised the estimated life of technology purchased in 1999 from three to two years. The additional expense recognized in 2001 related to those revisions resulted in depreciation and amortization expense decreasing in 2002. This decrease was partially offset by increased spending on the purchase of additional property and equipment plus the amortization of capitalized internal costs for the development of software.

Other Income (Expense)
Other income (expense) was $16,000 for the three months ended March 31, 2002, a decline of $133,000 or 90 percent compared with the same period in 2001. Interest income decreased $128,000 due to a steadily decreasing cash balance.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2002 cash and short-term investments totaled $2,331,000. In order to continue operations through 2002, iA will seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, iA will not be able to continue operations. iA is currently pursuing various methods of raising additional capital, which we believe will be necessary to continue as a going concern in 2002. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. Failure to acquire additional funding will have a material adverse effect on us.

The cash and short-term investment balance decreased to $2,331,000 at March 31, 2002, from $4,054,000 at December 31, 2001. This decrease of $1,723,000 resulted primarily from $1,377,000 of cash used in operations and $350,000 of cash used in investing activities. Cash provided by financing activities totaled $4,000. Working capital decreased $1,523,000 to $838,000 from $2,361,000 as of March 31, 2002 and December 31, 2001, respectively.

Net cash of $1,377,000 used in operations consisted primarily of $1,176,000 from a net loss adjusted by non-cash items, and by $201,000 used in working capital and other activities. Net cash used in working capital and other activities resulted from a decrease of prepaid expenses and other receivables and increases in accounts payable and accrued payroll and commissions offset by decreases in accrued expenses and liabilities and unearned revenue.

Net cash of $350,000 used in investing activities resulted in the purchase of property and equipment. The capitalization of internally developed software costs comprised $310,000 of the total cash used.

Net cash provided by financing activities of $4,000 consisted primarily from the issuance of stock.

Estimated future uses of cash in 2002 include continued capital expenditures for the internal development of software costs. Additionally, new computer equipment and software will be purchased. Amounts to be spent on these expenditures will likely be approximately equal to or greater than expenditures in 2001. Other uses of cash will include an increase in sales personnel as well as production personnel to support new sales revenue.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that these matters will not have a material adverse impact on the Company's financial position or its results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Results from the special shareholders meeting that occurred December 19, 2001, which was subsequently adjourned until January 25, 2002, were detailed in our 2001 Annual Report on Form 10-K. No additional votes were concluded in the first quarter of 2002.

ITEMS 2,3,5 and 6 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


INFORMATION ARCHITECTS CORPORATION
(Registrant)


Date: May 15,2002       /s/Robert F. Gruder
                        -------------------
                           Robert F. Gruder,
                           Chief Executive Officer

Date: May 15,2002        /s/J. Wayne Thomas
                        -------------------
                            J. Wayne Thomas,
                            Chief Financial Officer