Form 10-Q
period 2002-06-30
INFORMATION ARCHITECTS CORP
filed 2002-08-12
CIK 1018336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

[X] Yes   [ ] No

As of June 30, 2002 there were 6,567,286 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION                                Page

ITEM 1:	FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of June 30, 2002 and
   December 31, 2001                                           3

   Consolidated Statements of Operations (Unaudited) for
   the Three and Six Months ended June 30, 2002 and 2001       4

   Consolidated Statements of Cash Flows (Unaudited) for
   the Six Months ended June 30, 2002 and 2001                 5

   Notes to Unaudited Consolidated Financial Statements	   6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview                                                    8

   Results of Operations                                       9

   Financial Condition and Liquidity                          10


PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS                                     11

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS    11

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K				  11

Signatures                                                    12

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                                    June 30,        December 31,
                                                    2002            2001
                                                    (Unaudited)     (Audited)
Assets
Current assets:
  Cash and equivalents                              $  123,692      $ 3,304,282
  Short-term investment                                    -            750,000
                                                   ------------     ------------
   Total cash and short-term investments               123,692        4,054,282
  Accounts receivable                                   32,560              -
  Prepaid expenses                                       8,192          126,653
  Notes receivable, officers                           129,944            9,944
  Other receivables                                     14,547            9,404
                                                   ------------     ------------
Total current assets                                   308,935        4,200,283

Property and equipment, net                            801,249        2,161,488
Trademarks, net                                            -             64,856
                                                   ------------     ------------
  Total assets                                      $1,110,184       $6,426,627
                                                   ============     ============
Liabilities and shareholders' (deficiency) equity

Current Liabilities:
  Accounts payable                                  $  169,294       $   75,710
  Accrued payroll and commissions                       13,138           20,674
  Accrued expenses and liabilities                   4,552,448        1,715,413
  Unearned revenue                                      29,162           27,503
                                                   ------------     ------------
Total current liabilities                            4,764,042        1,839,300
                                                   ------------     ------------
Commitments and contingencies

Shareholders' (deficiency) equity
Preferred stock, $.001 par value, 1,000,000 shares
 authorized; 95,500 shares issued and outstanding           96               96
Common stock, $.001 par value, 50,000,000 shares
 authorized; 6,567,286 shares issued and outstanding
   (6,487,666 in 2001)                                   6,567            6,488
Additional paid-in capital                          67,224,704       67,164,709
Deficit                                            (70,851,653)     (62,550,436)
Accumulated other comprehensive loss                   (33,572)         (33,530)
                                                   ------------     ------------
Total shareholders' (deficiency) equity             (3,653,858)       4,587,327
                                                   ------------     ------------
 Total liabilities and shareholders' (deficiency)
 Equity                                             $1,110,184       $6,426,627
                                                   ============     ============

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                     Three Months   Three Months   Six Months     Six Months
                     Ended          Ended          Ended          Ended
                     June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001

Revenue              $     32,472   $    349,632   $     47,845   $  1,291,532
                     -------------  -------------  -------------  -------------
Operating Expenses:

 Cost of Revenue           31,440        615,783         34,618      1,380,360
 Sales and marketing      223,299        611,200        549,693      1,464,581
 Research and development 401,220        100,887        644,488        618,768
 General and
  administrative        4,729,672      1,672,390      5,364,253      2,886,578
 Depreciation and
  amortization            610,986        555,517        831,869        908,167
                     -------------  -------------  -------------  -------------
Total operating
  expenses              5,996,617      3,555,777      7,424,921      7,258,454
                     -------------  -------------  -------------  -------------
Loss from Operations   (5,964,145)    (3,206,145)    (7,377,076)    (5,966,922)
                     -------------  -------------  -------------  -------------
Other Income (Expense)
 Interest income            1,442         96,973         18,159        242,057
 Interest expense             -           (8,025)        (1,095)        (9,963)
 Loss on disposal
   of assets             (943,533)           -         (943,533)           -
 Other                      2,328          3,903          2,328          9,865
                     -------------  -------------  -------------  -------------
Total other income
  (expense)              (939,763)        92,851       (924,141)       241,959
                     -------------  -------------  -------------  -------------
Loss Before Provision
  for Income Taxes     (6,903,908)    (3,113,294)    (8,301,217)    (5,724,963)
Provision for
  Income Taxes                -          550,000            -          550,000
                     -------------  -------------  -------------  -------------
Net Loss             $ (6,903,908)  $ (3,663,294)  $ (8,301,217)  $ (6,274,963)
                     =============  =============  =============  =============
Loss per share:
  Basic              $      (1.06)  $      (0.57)  $      (1.28)  $      (0.99)
                     =============  =============  =============  =============
  Diluted            $      (1.06)  $      (0.57)  $      (1.28)  $      (0.99)
                     =============  =============  =============  =============
Weighted average common
shares outstanding:
   Basic                6,503,000      6,376,055      6,497,456      6,341,897
                     =============  =============  =============  =============
   Diluted              6,503,000      6,376,055      6,497,456      6,341,897
                     =============  =============  =============  =============

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
                                     Six Months Ended     Six Months Ended
                                     June 30, 2002        June 30, 2001
Cash Flows From Operating Activities
 Net Loss                            $  (8,301,217)       $  (6,274,963)
                                     --------------       --------------
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization            831,869              908,167
   Loss on disposal of property
    and equipment                          943,533                  -
   Non-cash expenses                        55,425              536,000
   Valuation allowance for deferred tax asset  -                550,000
   Decrease (increase) in assets:
    Accounts receivable                    (32,560)             514,108
    Prepaid expenses                       118,461             (106,086)
    Other receivables                       (5,143)              11,076
    Other assets                               -                (55,525)
  (Decrease) increase in liabilities:
    Accounts payable                        93,584              223,582
    Accrued payroll and commissions         (7,536)             (10,918)

    Accrued expenses and liabilities     2,837,035              (67,397)
    Unearned revenue                         1,659               51,801
                                     --------------      ---------------
  Total adjustments                      4,836,327            2,554,808
                                     --------------      ---------------
  Net cash used in operating activities (3,464,890)          (3,720,155)
                                     --------------      ---------------
Cash Flows From Investing Activities
 Purchase of property and equipment       (350,308)            (371,893)
 Sale of short term investment             750,000                  -
                                     --------------      ---------------
  Net cash provided by (used in)
  investing activities                     399,692             (371,893)
                                     --------------      ---------------
Cash Flows From Financing Activities
 Proceeds from issuance of stock, net        4,608              440,952
 Loans to officers                        (120,000)                 -
                                     --------------      ---------------
  Net cash (used in) provided by
  financing activities                    (115,392)             440,952
                                     --------------      ---------------
Net Decrease in Cash and Equivalents    (3,180,590)          (3,651,096)
Cash And Equivalents,
 beginning of period                     3,304,282           10,592,455
                                     --------------      ---------------
Cash And Equivalents, end of period  $     123,692       $    6,941,359
                                     ==============      ===============
Supplemental Disclosures
Interest Paid                        $       1,095       $       10,608
                                     ==============      ===============
Income Taxes Paid                    $         -         $          -
                                    ===============    =================

During the second quarter of 2002, we entered into an agreement to issue 75,000 shares of common stock ($55,425) in connection with the performance of outside advertising services.
During the second quarter of 2001, we entered into an agreement to issue 275,000 shares of common stock ($536,000) in connection with a litigation settlement.

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

Management plans
Information Architects Corporation and Subsidiary's ("iA" or "Company") consolidated financial statements for the three and six months ended June 30, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of approximately $8,301,000 in the first half of 2002 and incurred losses of approximately $12,834,000 and $12,440,000 in the years ended December 31, 2001 and 2000, respectively, and its shareholders' deficiency at June 30, 2002 approximated ($3,654,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue operations through 2002, iA will seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

Cash and Short-term Investments
Cash and equivalents include cash on hand and highly liquid debt instruments purchased with a maturity of three months or less. The short-term investment balance at December 31, 2001 was a certificate of deposit being used to secure a standby letter of credit, which was in accordance with the Company's facility rental agreement. Cost approximated market for all classifications of cash, equivalents and short-term investments.

Income Taxes and Deferred Tax Assets
The Company increased the valuation allowance against the deferred tax asset attributable to its net operating loss carryforwards in the three and six-month periods ended June 30, 2001 by $550,000. As of December 31, 2001, the deferred tax asset was reduced to $0. The Company did not record an income tax benefit for the three and six month periods ended June 30, 2002 due to the uncertainty of future realization of its NOL carryforwards.

Property and Equipment
Property and equipment consists of the following:

                                           June 30,        December 31,
                                           2002            2001
                                           ----------      -----------
Computer equipment and third-party
Software                                   $ 232,307       $  636,949
Internally developed technology              653,818        1,000,075
Equipment and furniture                      256,393        1,547,132
Leasehold improvements                           -            396,538
                                           ----------      -----------
                                           1,142,518        3,580,694
Less accumulated depreciation and
amortization                                (341,269)      (1,419,206)
                                           ----------      -----------
                                           $ 801,249       $2,161,488
                                           ==========      ===========

Property and equipment are stated at cost. As of June 30, 2002, management decided to default on iA's building lease and move to a smaller, less expensive location. As a result of this decision, iA identified for disposal a large portion of its assets. A net loss of $944,000 related to this disposal was recognized in the second quarter of 2002.

Costs associated with internally developed technology attributable to modifying and improving the Company's software products or developing additional features of its products subsequent to the establishment of technological feasibility are capitalized to the extent that costs are realizable from future revenue. Costs capitalized in the first quarter of 2002 approximated $310,000. No costs were capitalized in the second quarter of 2002.

Commitments and Contingencies
Beginning June 2002, iA let all of its insurance policies expire with the exception of those required by law. iA now maintains a policy for workers compensation insurance and a policy to cover assets of employee benefit plans against employee dishonesty. Although no known claims exist against iA, all non-insured future potential claims against the Company will be funded internally.

In June 2002 the Company made a decision to default on the lease of its corporate office building. The remaining term of the lease was 7 years. The lease agreement calls for expenses and penalties related to the default including the forfeiture of the $750,000 of restricted cash that was securing the lease with a letter of credit. The lease obligation also calls for the payment of the obligation in full plus commissions and upfit necessary for re-leasing the building plus miscellaneous other expenses, offset by estimated corresponding future revenue obtained by new tenants to the extent that it is applicable to the Companys remaining lease. The accompanying financial statements as of and for the three and six months ended June 30, 2002 reflect the accrued liability and charge to operations related to the default.


Comprehensive Income
The components of comprehensive income were as follows:

                          Three Months Ended          Six Months Ended
                          6/30/02       6/30/01       6/30/02       6/30/01
                          ------------  ------------  ------------  ------------
Net Loss                  $(6,903,908)  $(3,663,294)  $(8,301,217)  $(6,274,963)
Foreign Currency Translation
Adjustment Net                    437        (4,346)          (42)          388
                          ------------  ------------  ------------  ------------
Total                     $(6,903,471)  $(3,667,640)  $(8,301,259)  $(6,274,575)
                          ============  ============  ============  ============

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

Revenue
iA reported second quarter 2002 revenue of $32,000, a decrease of $317,000, or 91 percent, compared with the second quarter 2001. This decrease in revenue in the second quarter 2002 was affected by several primary factors. In 2001, iA had three major ongoing projects that accounted for almost all of its revenue. These projects were substantially finished or on hold by the end of 2001 and their status did not change in 2002. The reduction in revenue was also attributable in part to management's decision to reduce the sales effort until its flagship product, Jitzu(TM), had a graphical user interface (GUI) developed for it. This GUI was completed at the end of February 2002 and a new sales force was created in the second quarter of 2002. These factors also contributed to the $1,244,000, or 96 percent, decrease in revenue, totaling $48,000 in the first half of 2002 as compared to $1,292,000 of revenue in the first half of 2001. Management believes that sales from the new Jitzu product rollout will begin to be realized in the second half of 2002.

Revenue from professional services was $18,000 and $325,000 in the second quarter of 2002 and 2001, respectively, and $18,000 and $1,259,000 in the first half of 2002 and 2001, respectively. Revenue from license fees and maintenance fees was $14,000 and $25,000 in the second quarter of 2002 and 2001, respectively, and $30,000 and $33,000 in the first half of 2002 and 2001, respectively.

Cost of Goods Sold and Gross Margin
iA reported second quarter 2002 cost of goods sold of $31,000, a decrease of $584,000, or 95 percent, compared with the second quarter of 2001. In the second quarter of 2001, the largest component of cost of goods sold was payroll and related costs. Only actual payroll and related costs incurred on specific projects are included in the second quarter of 2002. Since the fourth quarter in 2001, almost all of iA's resources have been put into the development of Jitzu. These payroll and related costs have been shifted to research and development in the first half of 2002. Additionally, iA began to decrease its personnel beginning in March 2001 as part of a corporate-wide cost improvement program. The benefits of this program are seen throughout each aspect of iA's 2002 operating expenses. The cost of revenue of $35,000 for the first half of 2002 was lower than the cost of revenue of $1,380,000 incurred in the first half of 2001 by $1,345,000, or 97 percent due to the same factors discussed within this cost of goods sold paragraph.

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

Sales and Marketing
Sales and marketing expenses were $223,000, for the three months ended June 30, 2002, a decline of $388,000 or 63 percent compared with the same period in 2001. This change is primarily due to a decrease in payroll and related costs. Although fewer sales people were on the payroll in the second quarter of 2002 than the same period in 2001, iA hired a senior vice-president of sales and added additional sales staff during the second quarter of 2002. We expect to continue to add additional sales staff throughout the year. An increase in iA's advertising expense partially offset the decrease in payroll and related costs. iA incurred approximately $218,000 in advertisement expense in conjunction with the release of the Jitzu personal edition during the first half of 2002, but did not incur any significant advertising expenses in the same time period in 2001. These factors contributed to the $915,000, or 62 percent, decrease in sales and marketing expenses totaling $550,000 in the first half of 2002 as compared to $1,465,000 of sales and marketing expenses for the first half of 2001.

Research and Development
Research and development expenses were $401,000 for the three months ended June 30, 2002, an increase of $300,000 or 298 percent compared with the same period in 2001. iA did not capitalize any costs related to this development in the second quarter of 2002 compared to capitalization of $317,000 in the second quarter of 2001, which has driven the increase in research and development expenses. Consistent with iA's focus in the last part of 2001, iA has continued heavy investment in the development of Jitzu. Costs associated with internally developed technology attributable to modifying and improving the Company's software products or developing additional features of its products subsequent to the establishment of technological feasibility are capitalized to the extent that costs are realizable from future revenues. In the first half of 2002, iA capitalized $310,000 related to this development compared with $317,000 in the first half of 2001. As discussed above, the payroll and related costs previously reported in cost of goods sold are being reported in research and development as iA continues to focus on the development of Jitzu. iA has experienced a decrease in payroll and related costs during both the second quarter of 2002 and the first half of 2002. These factors contributed to the $26,000, or 4 percent, increase in research and development expenses totaling $644,000 in the first half of 2002 as compared to $619,000 of expenses for the first half of 2001.

General and Administrative
General and administrative expenses were $4,730,000 for the three months ended June 30, 2002, an increase of $3,057,000 or 183 percent compared with the same period in 2001. Several key increases and decreases occurred within this category of expenses. The key increase relates to iA's building lease. As of June 30, 2002, management decided to default on iA's building lease and move to a smaller, less expensive location. As a result of this move, iA incurred a significant charge for the estimated cost associated with the exit of iA's current lease and also forfeited the certificate of deposit being used to secure a standby letter of credit guaranteeing payment of rent. With the exception of the increase related to the lease default, most other costs declined. Key decreases include a large decline in legal costs. Our legal fees incurred in the second quarter of 2002 related primarily to costs incurred in the normal course of business. This is in sharp contrast to the legal costs incurred in 2001 related primarily to costs for the defense of three lawsuits, all of which were concluded in 2001. (For details of the lawsuits, see our 2001 Annual Report on Form 10-K). Furthermore, iA received a reimbursement from our insurance carrier for legal fees incurred by iA in its successful defense of the class action lawsuit in the first quarter of 2002. The other large element of the change is a decrease in payroll and related costs. This decrease corresponds to the corporate cost reduction plan implemented in 2001. These factors contributed to the $2,477,000, or 86 percent, increase in general and administrative expenses totaling $5,364,000 in the first half of 2002 as compared to $2,887,000 for the first half of 2001.

Beginning June 2002, iA let all of its insurance policies expire with the exception of those required by law. iA now maintains a policy for workers compensation insurance and a policy to cover assets of employee benefit plans against employee dishonesty. Although no known claims exist against iA, all non-insured future potential claims against the Company will be funded internally.

Depreciation and Amortization
Depreciation and amortization expenses were $611,000 for the three months ended June 30, 2002, an increase of $55,000 or 10 percent compared with the same period in 2001. In 2001, the Company revised the estimated life of certain computer equipment from five years to three years and revised the estimated life of technology purchased in 1999 from three to two years. The additional expense recognized in 2001 related to those revisions resulted in depreciation and amortization expense decreasing in 2002. This decrease was offset by two factors. During the second quarter of 2002, management dropped all usage of SmartCode. In conjunction with this change, management accelerated the depreciation of the remaining capitalized costs associated with SmartCode and retired this asset from its balance sheet. This change in estimated life resulted in an additional depreciation charge of $385,000. This decrease was partially offset by increased spending on the purchase of additional property and equipment plus the amortization of capitalized internal costs for the development of software in the first quarter of 2002. These factors contributed to the $76,000, or 8 percent, decrease in depreciation and amortization expenses totaling $832,000 in the first half of 2002 as compared to $908,000 of depreciation and amortization expenses for the first half of 2001.

Other Income (Expense)
Other income (expense) was ($940,000) for the three months ended June 30, 2002, a decline of $1,033,000 or 1112 percent compared with the same period in 2001. As a result of iA's default on its building lease, iA either disposed or Identified assets for disposal. The loss associated with this disposal and the write off of iA's capitalized trademark costs is $944,000. Interest income decreased $96,000 due to a steadily decreasing cash balance. These factors contributed to the decrease in other income/(expense) to ($924,000) in the first half of 2002 as compared to income of $242,000 in the first half 2001.

Provision for Income Taxes
In the second quarter of 2001, management increased the valuation allowance against the deferred tax asset attributable to our net operating loss carryforwards by $550,000. This non-cash transaction accounts for the increase to the income tax provision of $550,000 in both the second quarter and first half of 2001. The deferred tax asset was reduced to $0 by December 31, 2001. iA did not record an income tax benefit for the three and six month periods ended June 30, 2002 due to the uncertainty of future realization of its NOL carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 cash and short-term investments totaled $124,000. In order to continue operations through 2002, iA will seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, iA will not be able to continue operations. iA is currently pursuing various methods of raising additional capital, which we believe will be necessary to continue as a going concern in 2002. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. Failure to acquire additional funding will have a material adverse effect on us.

The cash and short-term investment balance decreased to $124,000 at June 30, 2002, from $4,054,000 at December 31, 2001. This decrease of $3,930,000 resulted primarily from $3,465,000 of cash used in operations and $115,000 of cash used in financing activities. Cash provided by investing activities totaled $400,000. Working capital decreased $6,816,000 to ($4,455,000) from $2,361,000 as of June 30, 2002 and December 31, 2001, respectively.

Net cash of $3,465,000 used in operations consisted primarily of $8,301,000 from a net loss adjusted by non-cash items, and by $3,006,000 used in working capital and other activities. Net cash used in working capital and other activities resulted from a decrease of prepaid expenses and increases in accounts payable, accrued expenses and liabilities, and unearned revenue offset by increases in accounts receivable and decreases in accrued payroll and commissions.

Net cash of $400,000 provided by investing activities resulted from the purchase of property and equipment. The capitalization of internally developed software costs comprised $310,000 of the total cash used. The $750,000 cash provided from the sale of short term investments will be assumed by our landlord due the default of our building lease as required by the lease agreement.

Net cash used in financing activities of $115,000 consisted primarily of loans issued to company officers partially offset by the issuance of stock.

Estimated future uses of cash in 2002 include an increase in sales personnel as well as production personnel to support new sales revenue and costs associated with the establishment of iA's future office.

PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that these matters will not have a material adverse impact on the Company's financial position or its results of operations.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2002, our stockholders (at the annual meeting) approved the following:

1. Election of Directors.

                         For                 Against

a. Robert F. Gruder      4,727,797           61,041
b. Thomas J. Dudchik     4,727,797           61,041
c. Wells Van Pelt        4,727,797           61,041
d. Marc S. Ganis         4,727,797           61,041
e. Larry R. Green        4,727,797           61,041

2. Ratification of the appointment of Holtz Rubenstein & Co., LLP, as our independent public accountants for the year 2002.

   For                Against             Abstain
   4,737,344          38,445              13,049

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEMS 2,3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION
		 (Registrant)


Date:     August 12, 2002         /s/Robert F. Gruder
                                     Robert F. Gruder,
                                     Chief Executive Officer

Date:     August 12, 2002         /s/J. Wayne Thomas
                                     J. Wayne Thomas,
                                     Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002

In connection with the Quarterly Report of Information Architects Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert F. Gruder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert F. Gruder
    Robert F. Gruder
    Chief Executive Officer
    August 12, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002

In connection with the Quarterly Report of Information Architects Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Wayne Thomas, Chief Financial Officer of the Company, certify, pursuant to 18
U.S.C. 1350, as adopted pursuant to   906 of the Sarbanes-Oxley Act of 2002,
that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ J. Wayne Thomas
    J. Wayne Thomas
    Chief Financial Officer
    August 12, 2002