Form 10-Q
period 2002-09-30
INFORMATION ARCHITECTS CORP
filed 2002-12-04
CIK 1018336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Number:  0-22325

INFORMATION ARCHITECTS CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina                          87-0399301
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


2400 Distribution St.,           Charlotte, NC  28203
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

[X] Yes	[ ] No



As of September 30, 2002 there were 7,797,286 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I.	FINANCIAL INFORMATION                                 Page

ITEM 1:	FINANCIAL STATEMENTS

   Consolidated Balance Sheets
   as of September 30, 2002 and December 31, 2001               3

   Consolidated Statements of Operations (Unaudited) for the
   Three and Nine Months ended September 30, 2002 and 2001      4

   Consolidated Statements of Cash Flows (Unaudited)
   for the Nine Months ended September 30, 2002 and 2001        5

   Notes to Unaudited Consolidated Financial Statements         6


ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

  Overview                                                      8

  Results of Operations                                         8

  Financial Condition and Liquidity                            10


PART II.OTHER INFORMATION

  ITEM 1: LEGAL PROCEEDINGS                                    11

  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                     11

  Signatures                                                   12


PART I.	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                   September 30,                December 31,
                                                   2002                         2001
                                                   (Unaudited)                  (Audited)

Assets
Current assets:
 Cash and equivalents                              $      56,771                $ 3,304,282
 Short-term investment                                       -                      750,000
                                                   --------------               ------------
  Total cash and short-term investments                   56,771                  4,054,282
 Accounts receivable                                         -                          -
 Prepaid expenses                                         13,349                    126,653
 Notes receivable, officers                                  -                        9,944
 Other receivables                                           -                        9,404
                                                   --------------               ------------
Total current assets                                      70,120                  4,200,283

Property and equipment, net                              107,186                  2,161,488
Trademarks, net                                              -                       64,856
                                                   --------------               ------------

  Total assets                                     $     177,306                $ 6,426,627
                                                   ==============               ============

Liabilities and shareholders' (deficiency) equity
Current Liabilities:
 Accounts payable                                  $     213,449                $    75,710
 Accrued payroll and commissions                             -                       20,674
 Accrued expenses and liabilities                      4,510,079                  1,715,413
 Unearned revenue                                         21,554                     27,503
                                                   --------------               ------------
Total current liabilities                              4,745,082                  1,839,300
                                                   --------------               ------------
Commitments and contingencies

Shareholders' (deficiency) equity
Preferred stock, $.001 par value, 1,000,000 shares
authorized; 75,500 shares issued and outstanding
(95,500 in 2001)                                              76                         96
Common stock, $.001 par value, 50,000,000 shares
authorized; 7,797,286 shares issued and outstanding
(6,487,666 in 2001)                                        7,797                      6,488
Additional paid-in capital                            67,467,994                 67,164,709
Deficit                                              (72,010,186)               (62,550,436)
Accumulated other comprehensive loss                     (33,457)                   (33,530)
                                                   --------------              -------------
Total shareholders' (deficiency) equity               (4,567,776)                 4,587,327
                                                   --------------              -------------

 Total liabilities and shareholders'  (deficiency)
 equity                                             $     177,306               $  6,426,627
                                                   ==============              =============

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                       Three Months       Three Months       Nine Months        Nine Months
                                       Ended              Ended              Ended              Ended
                                       September 30, 2002 September 30, 2001 September 30, 2002 September 30, 2001

Revenue                                $        7,672     $      269,456     $      55,517      $   1,560,988
                                       ---------------    ---------------    --------------     --------------
Operating Expenses:
 Cost of Revenue                                4,923            641,391            39,541          2,021,751
 Sales and marketing                           77,884            455,240           627,577          1,919,821
 Research and development                      65,510            380,567           709,998            999,335
 General and administrative                   362,941          1,204,576         5,725,534          4,091,154
 Depreciation and amortization                660,417            308,268         1,492,286          1,216,435
                                       ---------------    ---------------    --------------     --------------
Total operating expenses                    1,171,675          2,990,042         8,594,936         10,248,496
                                       ---------------    ---------------    --------------     --------------
Loss from Operations                       (1,164,003)        (2,720,586)       (8,539,419)        (8,687,508)
                                       ---------------    ---------------    --------------     --------------
Other Income (Expense)
 Interest income                                2,326             66,318            20,485            308,375
 Interest expense                                 -               (2,191)           (1,095)           (12,154)
 Gain/(Loss) on disposal of assets              1,484                -            (942,050)               -
 Other                                            -               18,641             2,329             28,506
                                       ---------------    ---------------    --------------     --------------
Total other income (expense)                    3,810             82,768          (920,331)           324,727
                                       ---------------    ---------------    --------------     --------------

Loss Before Provision for Income Taxes     (1,160,193)        (2,637,818)       (9,459,750)        (8,362,781)

Provision for Income Taxes                        -              350,000               -              900,000
                                       ---------------    ---------------    --------------     --------------

Net Loss                               $   (1,160,193)    $   (2,987,818)    $  (9,459,750)     $  (9,262,781)
                                       ===============    ===============    ==============     ==============

Loss per share:
 Basic                                 $        (0.16)    $        (0.46)    $       (1.41)     $       (1.45)
                                       ===============    ===============    ==============     ==============
 Diluted                               $        (0.16)    $        (0.46)    $       (1.41)     $       (1.45)
                                       ===============    ===============    ==============     ==============

Weighted average common shares outstanding:
 Basic                                       7,158,264         6,455,620         6,720,146          6,380,174
                                       ===============    ===============    ==============     ==============
 Diluted                                     7,158,264         6,455,620         6,720,146          6,380,174
                                       ===============    ===============    ==============     ==============


INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
                                              Nine Months                 Nine Months
                                              Ended                       Ended
                                              September 30, 2002          September 30, 2001

Cash Flows From Operating Activities
 Net Loss                                     $      (9,459,750)          $      (9,262,781)
                                              ------------------          ------------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                     1,492,286                   1,216,435
    Net loss on disposal of property and equipment      942,050                       4,987
    Non-cash expenses                                   135,055                     536,250
    Valuation allowance for deferred tax asset              -                       900,000
    Decrease (increase) in assets:
      Accounts receivable                                   -                       593,526
      Prepaid expenses                                  113,304                     (42,541)
      Other receivables                                   9,404                      21,689
      Other assets                                          -                        50,180
    (Decrease) increase in liabilities:
      Accounts payable                                  137,739                    (209,194)
      Accrued payroll and commissions                   (20,674)                     76,018
      Accrued expenses and liabilities                2,794,666                     415,664
      Unearned revenue                                   (5,949)                     36,210
                                               -----------------          ------------------
    Total adjustments                                 5,597,881                   3,599,224
                                               -----------------          ------------------
    Net cash used in operating activities            (3,861,869)                 (5,663,557)
                                               -----------------          ------------------
Cash Flows From Investing Activities
 Purchase of property and equipment                    (350,308)                   (393,364)
 Sale of short term investment                          750,000                         -
                                               -----------------          ------------------
  Net cash provided by (used in) investing activities   399,692                    (393,364)
                                               -----------------          ------------------
Cash Flows From Financing Activities
 Proceeds from issuance of stock, net                   204,722                     489,599
 Loans to officers                                     (120,000)                        -
 Repayment of loans                                     129,944                         -
                                               -----------------          ------------------
  Net cash (used in) provided by financing activities   214,666                     489,599
                                               -----------------          ------------------
Net Decrease in Cash and Equivalents                 (3,247,511)                 (5,567,322)
Cash And Equivalents, beginning of period             3,304,282                  11,342,455
                                               -----------------          ------------------
Cash And Equivalents, end of period            $         56,771           $       5,775,133
                                               =================          ==================
Supplemental Disclosures
Interest Paid                                  $            -             $          12,154
                                               =================          ==================
Income Taxes Paid                              $            -             $             -
                                               =================          ==================



During the second quarter of 2002, we entered into an agreement to issue 75,000 shares of common stock ($55,425) in connection with the performance of outside advertising services.
During the second quarter of 2001, we entered into an agreement to issue 275,000 shares of common stock ($536,000) in connection with a litigation settlement. During the third quarter of 2002, we entered into an agreement to issue 50,000 shares of common stock ($20,000) in connection with the performance of outside investor relations services.
During the third quarter of 2002, we entered into an agreement to issue 1,000,000 shares of common stock in connection with an equity financing.
During the third quarter of 2002, we issued 140,000 shares of common stock ($24,500) in exchange for deferred and waived employee salaries.

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

Management plans
Information Architects Corporation and Subsidiary's ("iA" or "Company") consolidated financial statements for the three and nine months ended September 30, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of approximately $9,460,000 in the first nine months of 2002 and incurred losses of approximately $12,834,000 and $12,440,000 in the years ended December 31, 2001 and 2000, respectively, and its shareholders' deficiency at September 30, 2002 approximated ($4,568,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

iA has currently suspended operations and is exploring various options. Among the options that are currently being explored are the issuance of stock and/or debt financing, filing chapter 7 bankruptcy, paying off obligations at ten cents on the dollar and selling the corporation as a public shell. Any or all of these options as well as others may be decided upon for the company. We can make no assurances as to the success of any option pursued.

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

Income Taxes and Deferred Tax Assets
The Company increased the valuation allowance against the deferred tax asset attributable to its net operating loss carryforwards in the three and nine-month periods ended September 30, 2001 by $900,000. As of December 31, 2001, the deferred tax asset was reduced to $0. The Company did not record an income tax benefit for the three and nine month periods ended September 30, 2002 due to the uncertainty of future realization of its NOL carryforwards.

Property and Equipment
Property and equipment consists of the following:

                                                 September 30,              December 31,
                                                 2002                       2001
                                                 -------------              ------------
Computer equipment and third party software      $    118,566               $   636,949
Internally developed technology                           -                   1,000,075
Equipment and furniture                                70,000                 1,547,132
Leasehold improvements                                    -                     396,538

                                                 -------------              ------------
                                                      188,566                 3,580,694

Less accumulated depreciation and amortization        (81,380)               (1,419,206)
                                                 -------------              ------------
                                                 $    107,186               $ 2,161,488

                                                 =============              ============


Property and equipment are stated at cost. As of June 30, 2002, management decided to default on iA's building lease and move to a smaller, less expensive location. As a result of this decision, iA identified for disposal a large portion of its assets. A net loss of $942,000 related to this disposal was recognized through the third quarter of 2002.

Costs associated with internally developed technology attributable to modifying and improving the Company's software products or developing additional features of its products subsequent to the establishment of technological feasibility are capitalized to the extent that costs are realizable from future revenue. Costs capitalized in the first quarter of 2002 approximated $310,000. No costs were capitalized in the second or third quarter of 2002.

Commitments and Contingencies
Beginning June 2002, iA let all of its insurance policies expire with the exception of those required by law. Although no known claims exist against iA, all non-insured future potential claims against the Company do not have a provision for funding.

In June 2002 the Company made the decision to default on the lease of its corporate office building. The remaining term of the lease was 7 years. The lease agreement calls for expenses and penalties related to the default including the forfeiture of the $750,000 of restricted cash that was securing the lease with a letter of credit. The lease obligation also calls for the payment of the obligation in full plus commissions and upfit necessary for re-leasing the building plus miscellaneous other expenses, offset by estimated corresponding future revenue obtained by new tenants to the extent that it is applicable to the Company's remaining lease. The accompanying financial statements as of and for the three and nine months ended September 30, 2002 reflect the estimated accrued liability and charge to operations related to the default.

Comprehensive Income
The components of comprehensive income were as follows:

                                       Three Months Ended                Nine Months Ended
                                       9/30/02        9/30/01            9/30/02       9/30/01

Net Loss                               $ (1,160,193)  $ (2,689,842)      $ (9,459,750) $ (8,414,805)
Foreign Currency Translation
Adjustment-Net                                  115          3,327                 73         3,715
                                       -------------  -------------      ------------- -------------
Total                                  $ (1,160,078)  $ (2,686,515)      $ (9,459,677) $ (8,411,090)



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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as, but not limited to: bankruptcy of the company, lawsuits against the company, the company's continued ability to comply with the Nasdaq Over the Counter Bulletin Board listing requirements; sale of the company; the financial condition of iA's customers and vendors; unavailability of insurance; uninsured losses; adverse results in litigation; the effects of terrorist activity and armed conflict such as disruptions in general economic activity; general economic conditions that affect demand for computer software; currency fluctuations; trade sanctions or changes to U.S. tax law resulting from the World Trade Organization decision with respect to the extraterritorial income provisions of U.S. tax law; financial market volatility; and other issues discussed in the Company's 2001 Annual Report on Form 10-K. We assume no obligation to update the information in this Form 10-Q.

OVERVIEW

Information Architects Corporation and Subsidiary ("iA" or the "Company") provide dynamic content delivery and interchange infrastructure solutions for business based on our core product, Jitzu. iA's patented integration platform, Jitzu, provides real-time access to existing and future data and applications while creating reusable "components" out of any business process, content access, security, presentation or logic. In addition, Jitzu aggregates and mixes content fragments from content management applications, e-commerce and personalization engines, third party Customer Relationship Management (CRM) applications, internal and external web sites, ad servers, and heavily vested mainframe applications to present a real-time, online "front-end" to the end user. During 2002, iA has been unsuccessful at selling its Jitzu product.

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

Revenue
iA reported third quarter 2002 revenue of $7,700, a decrease of $262,000, or 97 percent, compared with the third quarter 2001. This decrease in revenue in the third quarter 2002 was affected by several primary factors. In 2001, iA had three major ongoing projects that accounted for almost all of its revenue. These projects were substantially finished or on hold by the end of 2001 and their status did not change in 2002. The reduction in revenue was also attributable to the difficult economic environment for software sales in 2002. A new sales force was hired in mid-2002 but they were unable to sell the Jitzu product. The only revenue recognized in third quarter 2002 was the amortization of previously collected maintenance fees. These factors also contributed to the $1,505,000, or 96 percent, decrease in revenue, totaling $55,500 in the first nine months of 2002 as compared to $1,561,000 of revenue in the first nine months of 2001. Management does not anticipate any new sales from the Jitzu product. Software technology requires substantial investment to keep current and the Company does not have the capital to keep its software competitive.

Cost of Goods Sold and Gross Margin
iA reported third quarter 2002 cost of goods sold of $5,000, a decrease of $636,000, or 99 percent, compared with the third quarter of 2001. In the third quarter of 2001, the largest component of cost of goods sold was payroll and related costs. Only actual payroll and related costs incurred on specific projects are included in the third quarter of 2002. Since the fourth quarter in 2001, almost all of iA's resources have been put into the development of Jitzu. These payroll and related costs have been shifted to research and development in the first nine months of 2002. Additionally, iA began to decrease its personnel beginning in March 2001 as part of a corporate-wide cost improvement program. The benefits of this program are seen throughout each aspect of iA's 2002 operating expenses. The cost of revenue of $40,000 for the first nine months of 2002 was lower than the cost of revenue of $2,022,000 incurred in the first nine months of 2001 by $1,982,000, or 98 percent due to the same factors discussed within this cost of goods sold paragraph.

Because iA has not obtained a stable volume that absorbs the fixed costs, the gross margin associated with iA sales fluctuated significantly between 2002 and 2001. Due to this fluctuation, management focuses more attention on iA's total operating expenses, revenue and cash flow as monitoring tools for iA's financial data.

Sales and Marketing
Sales and marketing expenses were $78,000, for the three months ended
 September 30, 2002, a decline of $377,000 or 83 percent compared with the same period in 2001. This change is primarily due to a decrease in payroll and related costs. Although fewer sales people were on the payroll in the third quarter of 2002 than the same period in 2001, iA hired a senior vice-president of sales and added additional sales staff during the second quarter of 2002. This sales team has been unable to generate Jitzu sales.
As of September 30, 2002, the remaining sales team has been removed from payroll and put on a commission only plan. These factors contributed to the $1,292,000, or 67 percent, decrease in sales and marketing expenses totaling $628,000 in the first nine months of 2002 as compared to $1,920,000 of sales and marketing expenses for the first nine months of 2001.

Research and Development
Research and development expenses were $66,000 for the three months ended September 30, 2002, a decrease of $315,000 or 83 percent compared with the same period in 2001. iA did not capitalize any costs related to this development in the third quarter of 2002. As discussed above, the payroll and related costs previously reported in cost of goods sold are being reported in research and development as iA continued to focus on the development of Jitzu. iA has experienced a decrease in payroll and related costs during both the third quarter of 2002 and the first nine months of 2002. These factors contributed to the $289,000, or 29 percent, decrease in research and development expenses totaling $710,000 in the first nine months of 2002 as compared to $999,000 of expenses for the first nine months of 2001.

General and Administrative
General and administrative expenses were $363,000 for the three months ended September 30, 2002, a decrease of $842,000 or 70 percent compared with the same period in 2001. Several key decreases occurred within this category of expenses. The first key change relates to iA's building lease. As of June 30, 2002, management decided to default on iA's building lease and move to a smaller, less expensive location. As a result of this move, iA incurred a significant charge for the estimated cost associated with the exit of iA's current lease and also forfeited the certificate of deposit being used to secure a standby letter of credit guaranteeing payment of rent. These were recorded in the second quarter so the reduced rent of the new facility substantially reduced third quarter rent expense. Another key decrease includes a large decline in legal costs. Our legal fees incurred in the third quarter of 2002 related primarily to costs incurred in the normal course of business. This is in sharp contrast to the legal costs incurred in 2001 related primarily to costs for the defense of three lawsuits, all of which were concluded in 2001. (For details of the lawsuits, see our 2001 Annual Report on Form 10-K). The other large element of the change is a decrease in payroll and related costs. This decrease corresponds to the corporate cost reduction plan implemented in 2001. These factors combined with the large accrued liability for the lease default in 2nd quarter 2002 contributed to the $1,634,000, or 40 percent, increase in general and administrative expenses totaling $5,726,000 in the first nine months of 2002 as compared to $4,091,000 for the first nine months of 2001.

Beginning June 2002, iA let all of its insurance policies expire with the exception of those required by law. Although no known claims exist against iA, all non-insured future potential claims against the Company do not have a provision for funding.

Depreciation and Amortization
Depreciation and amortization expenses were $660,000 for the three months ended September 30, 2002, an increase of $352,000 or 114 percent compared with the same period in 2001. In 2001, the Company revised the estimated life of certain computer equipment from five years to three years and revised the estimated life of technology purchased in 1999 from three to two years. The additional expense recognized in 2001 related to those revisions resulted in depreciation and amortization expense decreasing in 2002. This decrease was offset by several factors. During the third quarter of 2002, management accelerated the depreciation of a substantial portion of the furniture and fixtures due to the significant reduction of personnel. During the second quarter of 2002, management dropped all usage of Smartcode. In conjunction with this change, management accelerated the depreciation of the remaining capitalized costs associated with Smartcode and retired this asset from its balance sheet. This change in estimated life resulted in an additional depreciation charge of $385,000. This decrease was partially offset by increased spending on the purchase of additional property and equipment plus the amortization of capitalized internal costs for the development of software in the first quarter of 2002. These factors contributed to the $276,000, or 23 percent, increase in depreciation and amortization expenses totaling $1,492,000 in the first nine months of 2002 as compared to $1,216,000 of depreciation and amortization expenses for the first nine months of 2001.

Other Income (Expense)
Other income (expense) was $4,000 for the three months ended September
30, 2002, a decline of $79,000 or 95 percent compared with the same period in 2001. As a result of iA's default on its building lease, iA either disposed or identified assets for disposal. The net loss associated with this disposal and the write off of iA's capitalized trademark costs is $942,000. Interest income decreased $288,000 due to a steadily decreasing cash balance. These factors contributed to the decrease in other income/(expense) to ($920,000) in the first nine months of 2002 as compared to income of $325,000 in the first nine months 2001.

Provision for Income Taxes
In the third quarter of 2001, management increased the valuation allowance against the deferred tax asset attributable to our net operating loss carryforwards by $350,000. This non-cash transaction accounted for the increase to the income tax provision of $900,000 in the first nine months of 2001. The deferred tax asset was reduced to $0 by December 31, 2001. iA did not record an income tax benefit for the three and nine month periods ended September 30, 2002 due to the uncertainty of future realization of its NOL carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 cash and short-term investments totaled $57,000. In order to continue operations through 2002, iA would need additional funding from outside sources. Without additional funding, iA will not be able to continue or even restart suspended operations. iA is currently pursuing various options which include but are not limited to filing chapter 7 bankruptcy, paying outstanding liabilities at ten cents on the dollar, selling the company as a public shell or issuing debt or equity financing. There is no assurance that we will be able to accomplish any of this options with acceptable terms or at all. Failure to obtain additional funding will prevent the company from continuing as a going concern.

The cash and short-term investment balance decreased to $57,000 at September 30, 2002, from $4,054,000 at December 31, 2001. This decrease of $3,997,000 resulted primarily from $3,862,000 of cash used in operations and $215,000 of cash from financing activities. Cash provided by investing activities totaled $400,000. Working capital decreased $7,036,000 to ($4,675,000) from $2,361,000 as of September 30, 2002 and December 31, 2001, respectively.

Net cash of $3,862,000 used in operations consisted primarily of $9,460,000 from a net loss adjusted by non-cash items, and by $7,036,000 used in working capital and other activities. Net cash used in working capital and other activities resulted from a decrease of prepaid expenses and increases in accounts payable and accrued expenses and liabilities offset by decreases in accrued payroll and commissions and unearned revenue.

Net cash of $400,000 provided by investing activities resulted from the purchase of property and equipment and the capitalization of internally developed software costs offset by the $750,000 cash provided from the sale of short term investments which was assumed by our landlord due the default of our building lease as required by the lease agreement.

Net cash used in financing activities of $215,000 consisted primarily of the issuance of stock and interest on the repaid officer loans.

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
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Current report on 8K filed with the Securities and Exchange Commission on August 26, 2002


ITEMS 2,3,4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


INFORMATION ARCHITECTS CORPORATION
(Registrant)


Date:   December 4, 2002                         /s/Robert F. Gruder
                                                    Robert F. Gruder,
                                                    Chief Executive Officer

Date:	December 4, 2002                         /s/J. Wayne Thomas
                                                    J. Wayne Thomas,
                                                    Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Information Architects Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert F. Gruder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Robert F. Gruder
    Robert F. Gruder
    Chief Executive Officer
    December 4, 2002





Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Information Architects Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Wayne Thomas, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ J. Wayne Thomas
    J. Wayne Thomas
    Chief Financial Officer
    December 4,2002