Form 10KSB
period 2002-12-31
INFORMATION ARCHITECTS CORP
filed 2003-05-09
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 0-22325

                       INFORMATION ARCHITECTS CORPORATION

              INCORPORATED IN                        87-0399301
              NORTH CAROLINA             (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              1541 N Dale Mabry Hwy
                                    Suite 201
                               Lutz, Florida 33558
                    (Address of principal executive offices)

                                  813-909-4000
                         (Registrant's Telephone number)

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

Indicate by check mark if disclosure of delinquent filers in response to Item
405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [] No [ X]

The number of shares of our common stock outstanding as of April 30, 2003 was
9,082,095 after giving effect to a 3-for-1 reverse split declared in April 2003.
The aggregate market value of our common stock held by non-affiliates of us as of April 30, 2003 was $3,673,885.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       INFORMATION ARCHITECTS CORPORATION
                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
Item 1.    Business                                                            3
Item 2.    Properties                                                          7
Item 3.    Legal Proceedings                                                   8
Item 4.    Submission of Matters to a Vote of Securities Holders               8

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                 9
Item 6.    Selected Consolidated Financial Data                               10
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11
Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risks                                                       22
Item 8.    Financial Statements and Supplementary Data                        23
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures                               23

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 23
Item 11.   Executive Compensation                                             23
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                         23
Item 13.   Certain Relationships and Related Transactions                     23

                                     PART IV

Item 14.   Controls and Procedures                                            24
Item 15.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                        24

Signatures                                                                    25

Certification                                                                 26

                                     PART I

FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements provided under Part II,
Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein. We undertake no duty to update this information after the date of this document.

ITEM 1.  BUSINESS

GENERAL

Information Architects Corporation and Subsidiary (the "Company" or "iA") was a
developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. The Company suspended operations in late 2002.

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

On December 13, 2002, we entered into an agreement with Perceptre LLC
("Perceptre"), whereas the shareholders of Perceptre will obtain upon closing majority voting equity ownership of the Company. As a result of the proposed acquisition of Perceptre, LLC, effective as December 12, 2002, the members of
Perceptre LLC, Michael L. Weinstein, Esteban A. Aguilar, and Robert J. Desiderio
were appointed as directors of Information Architects Corporation by the then
Information Architects Corporation board of directors. Effective the same date, the registrant's prior officers and directors resigned. Michael L. Weinstein was elected as the registrant's new Chief Executive Officer.

However, upon further review and the advice of counsel, the proposed acquisition itself could not be closed. Amendments both to the Articles of Incorporation with the state of North Carolina and as to the actual final terms of the acquisition in order to maximize shareholder value and to comply with SEC regulations are currently in process. No shares of Information Architects
Corporation have been issued to Perceptre LLC or its members.

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

OUR PRODUCTS AND SERVICES

We have developed software products as follows:

Jitzu

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

EDUCATION AND TRAINING SERVICES

We provided knowledge and tools related to the implementation and deployment of the Jitzu solution. We designed a curriculum to meet the anticipated needs of our customers and partners. The curriculum included hands-on classes and
Internet-based training for current and potential Jitzu customers such as an introductory class to Jitzu concepts, a class on implementing a Jitzu solution and detailed technical training on Internet concepts.

SUPPORT AND MAINTENANCE SERVICES

We developed complementary support and maintenance programs for our corporate customers. Certain corporate customers had a need for extensive customer support. These customers paid a fee, usually on an annual basis, for these services that include on-call support and committed response times. We no longer provide these services.

MARKETING AND STRATEGY

We marketed our products primarily through relationships with strategic Internet technology companies, integrators, and development partners and our sales staff, which is located throughout the United States. Currently, we do not have an international sales and marketing program. Through December 2002, we achieved limited success in obtaining a large number of corporate customers. Accordingly, our revenue was derived from a relatively small number of customers. We intend, in the near future, begin to market our products again and may increase our customer base as well as our sales staff, but there can be no assurance that this sales and marketing strategy will be successful in the future.

The Jitzu personal version became available in the first quarter of 2002.
Currently, we are not pursuing avenues for distribution. Currently, Jitzu is not available for purchase. We are not actively pursuing distribution channels, such as distributors, retailers, systems integrators, software developers, value-added resellers (VAR), and original equipment manufacturer (OEM)
customers.

Management believes it had difficulties completing corporate sales in 2002 and
2001 because of three primary issues. The first was that the concept of virtual information was new and changed many IT development paradigms. The second was because of the lack of a simple user interface. The third reason was because of a lack of brand for the company and its products.

SOFTWARE DEVELOPMENT

Currently, we have suspended our investment in ongoing development to enhance our core product, Jitzu. We capitalized approximately $679,000 and $321,000 related to the internal development costs associated with Jitzu and its underlying framework, SmartCode in 2001 and 2000, respectively, which was written off in 2002. Our research and development costs totaled approximately
$710,000, $1,249,000 and $1,811,000 in 2002, 2001 and 2000, respectively.

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

We competed with third-party aggregation and syndication solution providers, including Vignette Corporation, BowStreet, Tibco, BroadVision, Inc., WebMethods,
Inc., and, to a lesser extent, portal application providers. We faced increased competition from these providers. Other potential competitors included in-house programming, client/server software vendors that are developing or extending existing products, which could affect our market. Other large software companies, such as Microsoft Corporation(R) and IBM(R), may also introduce competitive products. Many of our potential competitors have greater technical, marketing and financial resources than we do.

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

PERSONNEL

As of December 31, 2002 we had one employee, our CEO.

ITEM 2.  PROPERTIES

As of January 31, 2003, we lease approximately 2,000 square feet from Richard
Waterfield at 1541 N. Dale Mabry Hwy, #201, Lutz, Florida. Our phone number is
813-909-4000. The lease is for a term of two years with monthly rent of approximately $1,600 for year one and $1,650 for year two. Our offices are in good condition and are sufficient to conduct our operations.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property in insure.
We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.
Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

GEM Technologies Lawsuit Settlement

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

During the second quarter of 2001, a settlement agreement was reached. The terms of this settlement were carried out in the third quarter of 2001. The Company's
Board of Directors determined that because the Company was responsible for all costs associated with the suit and because the litigation was so disruptive to the Company as well as a distraction to Management, that rather than prolonging the lawsuit, it was in the best interest of the Company to settle. During the third quarter, iA delivered 55,000 shares of our common stock to the selling stockholder and Mr. Gruder delivered 22,333 shares of our common stock to the selling stockholder and Mr. Gruder delivered a non-negotiable promissory note in the amount of $600,000 to the selling stockholder. In addition, Mr. Gruder paid
$1,150,000 comprised of $750,000 that Mr. Gruder had previously given over and
$400,000 upon the settlement agreement. Mr. Gruder also deposited 33,333 shares of iA common stock to be held in escrow as security for that note. In connection with the settlement, the selling stockholder released the Company, Mr. Gruder, and Mr. Dudchik from liability under the litigation and dismissed his claims against us, Mr. Gruder and Mr. Dudchik. In addition, iA's offer to participate in the Settlement Agreement served as an inducement to Mr. Gruder to enter into the Settlement Agreement and to absorb the majority of the financial burden of the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 25, 2002, our shareholders approved the following. (All share and per share data reflected below in item 4 do not reflect the one-for-five reverse split of the common stock and equivalents nor does it reflect the one-for-three reverse split of the common stock and equivalents that occurred in April 2003, except as indicated):

1.   Approval to amend the Certificate of Incorporation affecting a one-for-five reverse split of the common stock and equivalents.

          For                 Against           Abstained
      -------------        -------------      -------------
        26,476,630            3,225,599            210,384

2.   Approval of the sale of securities of Information Architects constituting up to 40 percent of the outstanding common stock or convertible into as much as 40 percent of our outstanding common stock.

          For                 Against           Abstained
      -------------        -------------      -------------
        11,378,169            4,148,893            215,246

3.   Approval of an amendment to the stock option plan to increase the number of shares of common stock that may be issued under the plan from 800,000 to
     4,000,000 shares after giving effect to the proposed reverse split.

          For                 Against           Abstained
      -------------        -------------      -------------
        10,119,973            5,405,957            216,377

4.   Approval of an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to
     200,000 shares after giving effect to the proposed reverse split.

          For                 Against           Abstained
      -------------        -------------      -------------
        11,703,205            3,777,976            260,326

On December 12, 2002, shareholders holding 2,155,346 post-split shares of common stock of the total 4,082,095 post-split shares issued and outstanding approved by written consent, the following:

1.   Agreement made as of the 12th day of December between Percepter LLC., a New
     Mexican limited liability corporation and the Corporation is approved, ratified and affirmed.

2.   The Corporation shall effect a 1 for 3 reverse stock split of its common stock for holders of record as of December 12, 2002.  No fractional shares shall be issued.  Fractional shares shall be rounded up to the next whole share. This reverse split became effective in April 2003 for shareholders of record in April 23, 2003.

3.   Article One of the Amended and Restated Articles of Incorporation of the
     Corporation shall be amended in its entirety to state:
        1.   The name of the corporation is Perceptre Corporation.

4.   The Corporation shall take appropriate action necessary to change its domicile from the state of North Carolina to Florida.  In so doing, the articles of incorporation and by laws of the Corporation, to be amended as stated above, shall remain the same, except as the same shall be required to be modified to conform to Florida law.

5.   All stock issuances and splits under the above agreements/actions are also affirmed, ratified and approved.

As of April 30, 2003, the name change, re-domicile, and Perceptre, LLC transaction have not been consummated.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol
"IACHE". From February 4, 2002 to March 4, 2002, our stock traded under the symbol "IARCD." The "D" informs investors of the stock split as discussed in
Item 4. The common stock was admitted to trading on the National Market on
December 3, 1997. From 1982 through December 2, 1997, the common stock traded on the Bulletin Board, first as Enertronix and later as Alydaar. The following table sets forth the range of high and low closing sale price as reported by the
OTC Bulletin Board for our common stock for the fiscal quarters indicated. The
OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

In April 2003, we announced a one-for-three  reverse stock split of the common stock and equivalents.  All per share data, stock prices and numbers of common shares and equivalents have been retroactively adjusted to reflect the latter stock split.

For Year Ended December 31, 2002            High                  Low
-----------------------------------    ----------------    -----------------
1st Quarter Ended March 31, 2002       $           4.47    $            1.20
2nd Quarter Ended June 30, 2002        $           3.24    $            1.47
3rd Quarter Ended September 30, 2002   $           1.38    $            0.27
4th Quarter Ended December 31, 2002    $           0.45    $            0.09

For Year Ended December 31, 2001            High                  Low
-----------------------------------    ----------------    -----------------
1st Quarter Ended March 31, 2001       $          58.14    $           14.07
2nd Quarter Ended June 30, 2001        $          35.85    $           15.48
3rd Quarter Ended September 30, 2001   $          27.75    $            6.00
4th Quarter Ended December 31, 2001    $          13.65    $            3.00

BENEFICIAL HOLDERS

As of April 30, 2003, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

DIVIDENDS

We have not paid any cash dividends since our inception. By reason of our present financial status and contemplated future financial requirements, we do not anticipate paying any cash dividends in the foreseeable future.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On January 10, 2002, we issued under the terms of the Employee Stock Purchase
Plan 1,540 shares aggregating proceeds of $4,574 or $2.97 per share.

On May 22, 2002, we issued 25,000 shares of our common stock to a consultant for services rendered. These shares were valued at $55,500 or $2.22 per share, the fair market value on the date the services were rendered.

In July 2002, convertible preferred shareholders converted 20,000 shares of preferred stock for 13,333 shares of the common stock in accordance the conversion terms of the preferred stock.

In July 2002, we issued 16,666 shares of our common stock to a consultant services rendered. These shares were valued at $20,000 or $1.20 per share which approximates fair market value.

In August 2002, we sold 166,667 shares of our common stock to one investor for proceeds of $100,000 or $0.60 per share.

In August 2002, we converted a $100,000 loan payable due to a related party into
166,667 shares of our common stock at a conversion price of $0.60 per share.

On September 3, 2002, we issued 46,667 shares of our common stock to employees for services rendered. These shares were valued at $24,500 or $0.525 per share, which approximates the fair market value on the date of issuance.

On December 12, 2002, we granted 1,483,000 to former officers and directors of the Company for services rendered. These shares were valued at $225,950 or $0.15 per share, the fair market value on the date of the grant.

On December 12, 2002, we issued 5,000,000 shares of our common stock to a consultant for business development services rendered. These shares were valued at $750,000 or $0.15 per share or the fair value on the date of the grant. These shares had not been issued as of December 31, 2002 and were presented as issuable.

We relied upon the exemption provided under section 4(2) for these issuances, which was available because:

        o   None of these issuances involved underwriters, underwriting discounts or commissions.
        o   Restrictive legends are placed on all certificates issued.
        o   The distribution did not involve general solicitation or
            advertising.
        o   The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has a stock option plan to benefit salaried employees. Under this plan (as amended), the Company may issue stock and/or stock options, to a maximum of 10 percent of the authorized shares, through the year 2004. The options become exercisable at various periods of time from thirty days to two years from the date of grant. Options currently expire no later than 10 years from the grant date. On January 25, 2002, the Company's shareholders voted to approve an amendment to the stock option plan to increase the number of shares of common stock that may be issued under the plan from 800,000 to 4,000,000 shares after giving effect to the one-for-five reverse split. This amendment was effective February 1, 2002. The plan has not been amended for the most recent one-for-three reverse stock split.

The Company has an employee stock purchase plan to provide eligible employees with the opportunity to purchase shares of its common stock through payroll deductions. Participants of the plan purchase shares of the Company's common stock at six-month intervals at 85 percent of the lower of the fair market value on the first or last day of each six-month period. The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. On January 25, 2002, the Company's shareholders voted to approve an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the one-for-five reverse split in January 2002. The plan has not been amended for the most recent one-for-three reverse stock split. Of the 200,000 shares authorized to be issued under the Purchase Plan, 191,625 shares remained available for issuance as of December 31, 2002. During 2002,
2001 and 2000, employees purchased 1,540, 3,910 and 2,925 shares for approximately $4,600, $73,000 and $122,000, respectively.

The following tabular format provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

        i.   All compensation plans previously approved by security holders; and
       ii.   All compensation plans not previously approved by security holders.

                      Equity Compensation Plan Information

 Plan category                 Number of securities        Weighted average        Number of securities
                                 to be issued upon        exercise price of      remaining available for
                                   exercise of          outstanding options,        future issuance
                               outstanding options,      warrants and rights
                                warrants and rights

                                      (a)                       (b)                       (c)

Equity compensation plans          8,957                    $86.25                 3,439,031
approved by security holders

Equity compensation plans             -                         -                         -
not approved by security holders

Total                              8,957                    $86.25                 3,439,031

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K and with Item 7,
Management's Discussion and Analysis of Financial Condition and Results of
Operations.

---------------------------------- ------------ -------------- -------------- -------------- -----------
Years Ending December 31,(000,
except per share data)                2002          2001           2000           1999          1998
---------------------------------- ------------ -------------- -------------- -------------- -----------
Operations:
---------------------------------- ------------ -------------- -------------- -------------- -----------
Revenues                           $     63     $   1,588      $    4,666     $    281       $    -
---------------------------------- ------------ -------------- -------------- -------------- -----------
Loss from continuing operations
before provision for income taxes    (7,747)      (11,034)        (12,440)     (12,031)       (3,292)
---------------------------------- ------------ -------------- -------------- -------------- -----------
(Loss)earnings from discontinued
operations, net of tax benefit            -            -               -       (12,548)        4,690
---------------------------------- ------------ -------------- -------------- -------------- -----------
Provision for income taxes                -         1,800              -            -             -
---------------------------------- ------------ -------------- -------------- -------------- -----------
Net loss earnings                     (7,747)     (12,834)        (12,440)     (24,579)        1,398
---------------------------------- ------------ -------------- -------------- -------------- -----------
Basic (loss)earnings per common
share
    Continuing operations              (2.89)       (6.01)          (6.28)       (9.33)        (2.82)
---------------------------------- ------------ -------------- -------------- -------------- -----------
    Discontinued operations               -            -               -         (9.72)         4.02
---------------------------------- ------------ -------------- -------------- -------------- -----------
Diluted (loss) earnings per
common share
---------------------------------- ------------ -------------- -------------- -------------- -----------
    Continuing operations              (2.89)       (6.01)          (6.28)       (9.42)        (2.82)
---------------------------------- ------------ -------------- -------------- -------------- -----------
    Discontinued operations               -            -               -         (9.84)         4.02
---------------------------------- ------------ -------------- -------------- -------------- -----------
(Loss)earnings per common share,
net
---------------------------------- ------------ -------------- -------------- -------------- -----------
      Basic                            (2.89)       (6.01)          (6.28)      (19.05)         1.20
---------------------------------- ------------ -------------- -------------- -------------- -----------
      Diluted                          (2.89)       (6.01)          (6.28)      (19.26)         1.20
---------------------------------- ------------ -------------- -------------- -------------- -----------
Shares used in computing (loss)
earnings per common share
---------------------------------- ------------ -------------- -------------- -------------- -----------
      Basic                            2,682        2,135           1,980        1,289         1,163
---------------------------------- ------------ -------------- -------------- -------------- -----------
      Diluted                          2,682        2,135           1,980        1,276         1,172
---------------------------------- ------------ -------------- -------------- -------------- -----------
Financial Position:
---------------------------------- ------------ -------------- -------------- -------------- -----------
Current Assets                            -         4,200          12,356       10,373        12,511
---------------------------------- ------------ -------------- -------------- -------------- -----------
Total Assets                              -         6,427          17,489       16,711        23,471
---------------------------------- ------------ -------------- -------------- -------------- -----------
Current Liabilities                    1,682        1,839           1,092        3,377         5,261
---------------------------------- ------------ -------------- -------------- -------------- -----------
Long Term Obligations                     -            -               -         2,092           121
---------------------------------- ------------ -------------- -------------- -------------- -----------
Shareholders' Equity (Deficit)        (1,682)       4,587          16,397       11,243        18,089
---------------------------------- ------------ -------------- -------------- -------------- -----------
Cash Dividend                             -            -               -            -             -
---------------------------------- ------------ -------------- -------------- -------------- -----------

The selected financial data may not be indicative of future operating results.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Prior to December 2002, Information Architects Corporation and Subsidiary ("iA"
or the "Company") provided dynamic content delivery and interchange infrastructure solutions for business based on our core product, Jitzu.

The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on
Form 10-K. (Note: On February 1, 2002, iA effected a one-for-five reverse stock split on its common stock and equivalents to shareholders of record as of
November 30, 2001. In April 2003, the Company effected a one-for-three reverse stock split on its common stock and equivalents to shareholders of record as of
April 23, 2003. All per share data and numbers of common shares and equivalents have been retroactively adjusted to reflect the latest reverse stock split.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

iA's discussion and analysis of its financial condition and results of operations are based upon iA's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the
United States. The preparation of these financial statements requires iA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities.
iA evaluates its estimates on an on-going basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

iA believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, deferred tax assets, and estimated useful life of assets and valuation of equity securities issued for services or settlements. Also, please review the content under "Other Disclosures for
Shareholders' Benefit." Management's judgments and estimates related to deferred tax assets and the useful life of assets had a material impact on the 2001 financial statements. It is likely that as our business evolves, our critical accounting policies will change.

Deferred Tax Asset

iA increased its valuation allowance against the deferred tax asset attributable to its net operating loss carryforwards by recognizing a provision for income taxes of $1,800,000 in 2001. iA made the determination to eliminate the deferred tax asset based on trends from our historical operations and iA's uncertainty in turning its operations around in the near future. This judgement had a material impact on our financial statements. Based on iA's weighted average common shares outstanding of 2,135,678 as of December 31, 2001, the $1,800,000 charge impacted our loss per common share by approximately $0.84.

Other Disclosures for Shareholders' Benefit

iA does not have any contractual obligations to make future payments and contingent commitments. iA is not involved in trading activities in commodity contracts.

RESULTS OF OPERATIONS

We suspended all of our operations in December 2002. iA's net loss was
$7,747,189, $12,834,009, and $12,440,382 for fiscal years 2002, 2001 and 2000, respectively. The following financial discussion related to our operations.

iA had revenues of approximately $63,000 in 2002 compared to revenue of approximately $1,588,000 in 2001. The decrease was attributable to our financial difficulties and the fact that we suspended our operations in 2002.

iA reported 2001 revenue of approximately $1,588,000, a decrease of $3,077,000, or 66 percent, compared with 2000. Revenue in 2001 was affected by three primary factors. The first is the slow down in two ongoing projects which accounted for almost 60 percent of revenue generated in 2000, both of which were substantially finished or on hold by the end of 2001. In 2001, these two projects and one additional project accounted for 96 percent of revenue. The second factor is
iA's focus on the development and deployment of its new product, Jitzu.
Beginning in the fourth quarter of 2001, substantially all of iA's resources were allocated to Jitzu. Therefore, only marginal revenue was earned in the fourth quarter. The third is an external factor. iA was affected by the economic weakness as generally seen throughout the technology industry.

Revenue from professional services was approximately $18,000, $1,428,000 and
$3,949,000 in 2002, 2001 and 2000, respectively. Revenue from license fees and maintenance fees were approximately $44,000, $160,000 and $717,000 in 2002, 2001 and 2000, respectively.

Cost of Revenues and Gross Margin

iA reported 2002 cost of revenues of approximately $38,000 due to a substantial decrease in revenues. iA reported 2001 cost of revenues of approximately
$2,117,000, a decrease of $774,000, or 27 percent, compared with 2000. The largest component of cost of revenues is payroll and related costs. As the projects discussed above in the revenue section slowed down, iA's costs associated with the projects also declined. Additionally, iA began to cut personnel beginning in March 2001. This personnel cut was part of a corporate-wide cost improvement program.

Sales and Marketing

Sales and marketing expenses were approximately $627,000 in 2002, a decline of
$1,562,000 compared to 2001, or 71 percent and were due to the slow down of our operations. Sales and marketing expenses were $2,189,000 in 2001, a decline of
$3,188,000, or 59 percent from 2000. This change is primarily due to a decrease in advertising and marketing expense from $2.2 million in 2000 to $50,000 in
2001, a decrease of $2.1 million, and a decrease in payroll and related costs from $2.8 million in 2000 to $1.8 million in 2001, a decrease of $1.0 million.
The reduction in payroll and related costs, which included the head of sales, was a part of the corporate wide effort to reduce expenses. We did not run any significant advertising campaigns in 2001.

Research and Development

Research and development expenses were approximately $710,000 in 2002, a decline of $539,000 compared with 2001 or 43 percent. In 2002, we discontinued our research and development efforts. Research and development expenses were approximately $1,249,000 in 2001, a decline of $562,000, or 31 percent compared with 2000. As discussed previously, iA's focus in fourth quarter was the development of Jitzu. Authoritative accounting literature requires the capitalization of certain costs incurred in this development stage. iA capitalized $679,000 related to this development. The 2001 capitalized amount is
$358,000 more than the $321,000 capitalized by iA in 2000 for the development of
SmartCode. The remainder of the decrease in research and development costs is due to a $.5 million decrease in payroll and related costs ($0.9 and $1.4 in
2001 and 2000, respectively) as a part of the implementation of the corporate cost reduction plan. iA expanded its ongoing cost reduction efforts when it closed the Hoboken, NJ office in the fourth quarter of 2001.

General and Administrative

General and administrative expenses were approximately $7,444,000 in 2002 compared to approximately $5,624,000 in 2001. During 2002, we accrued remaining lease payments under our operating lease of approximately $3,000,000.
Additionally, we recorded approximately $1,240,000 of expense related to the issuance of common shares for services. General and administrative expenses were
$5,624,000 in 2001, a decline of $689,000 or 11 percent compared with 2000. As management continued its cost reduction plan in 2001, declines in payroll and related costs contributed to iA's most significant cost reductions. Payroll and related costs declined $1.3 million, or 52 percent, to $1.2 million from $2.5 million in 2001 and 2000, respectively. Bad debt expense was negligible in 2001 compared to a $0.6 million charge to bad debt expense in 2000.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $1,010,000 in 2002 compared to approximately $1,747,000 in 2001. In 2002, we wrote off all remaining capitalized software. Depreciation and amortization expenses were
$1,747,000 in 2001, an increase of $401,000 or 30 percent compared with 2000.
Based upon observed historical trends noted in 2001, the Company revised the estimated life of certain computer equipment from five years to three years and revised the estimated life of technology purchased in 1999 from three to two years. The Company incurred approximately $240,000 and $223,000, respectively, in additional depreciation expense as a result of these changes in estimates.

Other Income (Expense)

Other income (expense) was approximately $2,019,000 in 2002 compared to approximately $305,000 in 2001. In 2002, we recognized settlement income of
$3,517,000 related to the settlement of our accounts payable and a settlement of our operating lease as previously discussed. This income was offset by a loss from the sale/abandonment of assets of $1,520,000. We had interest income of approximately $21,000.

Other income (expense) was approximately $305,000 in 2001, a decline of $329,000 or 52 percent compared with 2000. Interest income decreased approximately
$357,000, or 51 percent due to a steadily decreasing cash balance. Interest expense decreased $113,000 or 89 percent due to the elimination of all long-term debt in 2000.

Provision for Income Taxes

During 2001, management eliminated its deferred tax asset by increasing the valuation allowance attributable to iA's net operating loss carryforwards. This elimination resulted in a $1,800,000 provision for income taxes. This charge did not require the payment of cash. No provision for or benefit from income taxes was recognized in 2002 or 2000.

Other

During 2002 and 2001, we issued common stock to raise cash, to convert debt to equity, to settle lawsuits, to pay for services and to acquire assets. We also use stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice.

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
We adopted SFAS No. 142 effective January 1, 2002.

Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143")
requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June
15, 2002. The adoption of SFAS 143 on January 1, 2003 did not have a material effect on our consolidated results of operations or liquidity.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This
Statement supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and
Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The
Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position or results from operations.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment
of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement
13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after
May 15, 2002. The adoption of SFAS 145 on January 1, 2003 did not have a material impact on our consolidated financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146")
addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for
Certain Employee Termination Benefits and Other Costs to exit an Activity
(including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on our consolidated financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards
No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.
Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim
Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of $70.3 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, iA will not be able to continue operations.

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

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE
ON TERMS FAVORABLE TO US, IF AT ALL

Since inception, we had an aggregate net loss of $70.3 million. In order to continue operations throughout 2003, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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

VOLATILITY IN OUR STOCK PRICE MAY ADVERSELY AFFECT OUR BUSINESS

Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price and trading volume have fluctuated widely. We expect fluctuations to continue in the future for a number of reasons, including the following:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no market risk sensitive instruments, positions or transactions at
December 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our Financial Statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See "Consolidated Financial
Statements" on pages F-1 - F-20 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

Holtz Rubenstein & Co, LLP resigned as independent certified public accountant and independent auditor on December 17, 2002. Their report on our financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern through December 31, 2001.
During the fiscal years ended December 31, 2001 and 2000, there were no disagreements with Holtz Rubenstein & Co, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Holtz Rubenstein & Co,
LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

We retained Salberg & Company, P.A. as independent certified public accountants and independent auditors in March 2003.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:

-------------------- -------------------- -------------------- --------------------
Director                   Age                  Position             Since
-------------------- -------------------- -------------------- --------------------
Michael L. Weinstein       48               Chairman and CEO     December 2002
-------------------- -------------------- -------------------- --------------------
Robert J. Desiderio        62               Director             December 2002
-------------------- -------------------- -------------------- --------------------
Esteban A. Aguilar         50               Director             December 2002
-------------------- -------------------- -------------------- --------------------

Michael L. Weinstein has been Chairman and CEO since December 2002. From 2000 to
December 2002, he was managing director of FOCUS Investments, a business acquisition company. From 1997 to 2000, he was COO of Ben Ezra, Weinstein & Co,
a software development company.

Robert J. Desiderio has been a director since December 2002. From 1998 until
2002, he was Dean of the University of New Mexico Law School. Subsequently to
the present, he has been employed as a partner in the law firm of Sanchez,
Mowrer and Desiderio, P.C.

Esteban A. Aguilar has been a director since December 2002. From 1998 to the present, he has been employed as a partner in the law firm of Aguilar Law
Offices, P.C.

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the
Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the
Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial
Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5
(Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2002 through December 31, 2002, the registrant has been unable to determine if the prior directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them. The current officers and directors own no stock of the registrant.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth information with respect to compensation paid by the Company for the services during the three years ended December 31, 2002 of the Company's Chief Executive Officer, Chief Financial Officer and Chief
Technology Officer and Senior Executive Vice President for the two years ended
December 31, 2002.

                            SUMMARY CMPENSATION TABLE

                                                                              Long Term Compensation
                                                                          -------------------------------
                Annual Compensation
                                                Awards           Payouts
             -------------------------        ----------     --------------
(a)             (b)             (c)             (d)             (e)             (f)             (g)             (h)           (i)
                                                                Other       Restricted      Securities                       All
                                                                Annual         Stock        Underlying          LTIP        Other
Name and Principle                                              Compen-       Awarded        Options/          Payouts     Compen-
   Position       Year           Salary ($)      Bonus ($)      sation ($)      ($)          SARs (#)            ($)       sation($)
----------------- -------       -----------     ----------   -------------- -----------    ------------      ----------  -----------
ROBERT F. GRUDER  2002          $  75,000       $     -      $       -      $      -         233,334           $   -      $    -
Chief Executive   2001            150,000             -              -             -          65,000               -           -
Officer           2000            131,000          64,000            -             -               -               -           -

J. WAYNE THOMAS   2002             65,000             -              -             -         116,666               -           -
Chief Financial   2001            145,000             -              -             -          25,000               -           -
Officer           2000            130,000          85,000            -             -           5,005               -           -

LEON SHKLAR       2002             50,000             -              -             -           8,333               -           -
Chief Technology  2001            150,000             -              -             -               -               -           -
Officer           2000            127,000             -              -             -          17,055         432,000           -

THOMAS J. DUDCHIK 2002             50,000             -              -             -         150,000               -           -
Senior Executive  2001            100,000             -              -             -          15,000               -           -
Vice President

The senior executive officers do not currently receive any other personal benefits. The Company offers health insurance to all of its employees. The
Company also has a 401(k) program, but during the year 2002 and 2001, made no contributions.  Effective October 2002, the 401(k) plan was terminated.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realizable Value
                                                                                        At Assumed Annual Rates
                                                                                      of Stock Price Appreciation
Individual Grants                                                                           for Option Term
------------------                                                                    ----------------------------
(a)                     (b)             (c)             (d)             (e)               (f)              (g)
                        Number of       % of Total
                        Securities      Options/SARs
                        Underlying      Granted to      Exercise
                        Options/SARs    Employees in    Price           Expiration
Name                    Granted(#)(1)   Fiscal Year     ($/Sh)          Date            5%($)           10% ($)
----------------        -------------   -------------   ---------       -----------   --------        ------------
Robert F. Gruder                21,667          53.5%   $19.95          8/14/11         $ 0             $ 0

J. Wayne Thomas                  8,333          20.6%    19.95          8/14/11           0               0

Thomas J. Dudchik                5,000          12.4%    19.95          8/14/11           0               0

(1) All options listed were granted pursuant to the Company's stock option plan.
    Option exercise prices were at the market price when granted. The options have a term of ten years and vest in one year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

The following table provides information on option exercises in 2002 by the
Named Executive Officers and the value of such officers' unexercised options at
December 31, 2002.

                                                                                   Number of Securities
                       Shares                     Underlying Unexercised           Value of Unexercised
                     Aquired on       Value             Options at                In-the-Money Options at
                      Exercise       Realized      December 31, 2002 (#)         December 31, 2002 ($) (1)
Name                    (#)             ($)    Exercisable     Unexercisable   Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------
Robert F. Gruder         0             $ 0        500,000               -           $ 0               $ 0

Thomas J. Dudchik        0               0         33,333             -               0                 0

(1) Represents the difference between the closing price of our common stock on
    December 31, 2001 ($1.15) and the exercise price of the options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 30, 2003 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding
Common Stock; (ii) each of the Company's officers and directors and (iii) all of the aforementioned as a group:

Names of                Amount and Nature of Beneficial Ownership       Percent
Beneficial Owner (1)       of Common Shares as of 4/30/03               of Class
--------------------    -----------------------------------------       --------
Robert F. Gruder (2)                       378,611                        17.5%
Thomas J. Dudchik                           14,918                           *
Larry R. Green                                 -                             -
Wells Van Pelt                               2,333                           *
Marc S. Ganis                                  -                             -
Leon Shklar, Ph.D.                          11,836                           *
J. Wayne Thomas                              8,615                           *
Steven S. Smith (3)                          1,618                           *

TOTALS                                     418,231                       19.3%

* Represents less than 1% of the Company's outstanding shares of Common Stock.

(1)   Beneficial ownership represents sole voting and investment power. To the
      Company's knowledge, the only shareholder who beneficially owned more that
      5% of the outstanding common shares as of April 12, 2002, was Mr. Gruder.

(2)   The business address for Mr. Gruder is: 4064 Colony Road, Charlotte, NC
      28211.

(3)   Includes 2,000 shares that may be acquired within 60 days of April 12,
      2002, pursuant to outstanding stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2001, a loan in the amount of $9,944 issued to an officer was repaid full in
2002.

During the second quarter of 2002, a loan in the amount of $110,000 was issued to an officer and principal shareholder of the Company, and a $10,000 loan was issued to an officer. The loans were repaid in full with interest during the third quarter of 2002.

At December 31, 2002, 5,000,000 shares of common stock are issuable to Lewco
Corporation. The key officer of Lewco Corporation is an immediate family member of a consultant affiliated with the Company.

On December 20, 2002, Mr. Gruder related entities entered into an agreement (the
"Assignment Agreement") with the lessor. In return for the CEO assigning his membership interest in LLC lessor to the other LLC members, we were released from all our current and future obligations under the operating lease. During the second quarter, we had accrued all remaining lease payments due under the operating lease and recorded additional rent expense of $3,750,000. On December
20, 2002, in connection with Assignment Agreement, we reversed all liabilities related to the lease and recorded settlement income of $3,080,040.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the
Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive
Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Information Architects
       Corporation are included in Item 8:

       Consolidated Balance Sheets at December 31, 2002 and 2001
       Consolidated Statements of Operations for the years ended December 31,
       2002, 2001 and 2000
       Consolidated Statements of Cash Flows for the years ended December 31,
       2002, 2001 and 2000
       Consolidated Statements of Changes in Shareholders' Equity for the years ended  December 31, 2002, 2001 and 2000
       Notes to Consolidated Financial Statements for the years ended December
       31, 2002, 2001 and 2000
       Report of Salberg and Company,P.A., Independent Auditors
       Report of Holtz Rubenstein & Co. LLP, Independent Auditors

(1)(2)   List of Exhibits

         99.1 Sarbanes-Oxley Certification

(b)      Reports on Form 8-K

         Report filed on December 16, 2002 and May 5, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

Dated:  May 9, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on May 9, 2003, by the following persons on our behalf and in the capacities indicated.

---------------------------- -------------------------- -------------------------- --------------------------
Title                        Name                       Date                       Signature
---------------------------- -------------------------- -------------------------- --------------------------
Principal Executive Officer  Michael L. Weinstein       May 9, 2003                /s/  Michael L. Weinstein
---------------------------- -------------------------- -------------------------- --------------------------
Principal Accounting         Michael L. Weinstein       May 9, 2003                /s/  Michael L. Weinstein
Officer
---------------------------- -------------------------- -------------------------- --------------------------
Principal Financial Officer  Michael L. Weinstein       May 9, 2003                /s/  Michael L. Weinstein
---------------------------- -------------------------- -------------------------- --------------------------

Pursuant to the requirements of the Securities Act of 1933, this Registration tatement has been signed by the following persons in the capacities and on the date indicated.

---------------------------- -------------------------- -------------------------- --------------------------
SIGNATURE                    NAME                       TITLE                      DATE
---------------------------- -------------------------- -------------------------- --------------------------
/s/ Michael L. Weinstei      Michael L. Weinstein       Director                   May 9, 2003
---------------------------- -------------------------- -------------------------- --------------------------
/s/ Robert J. Desiderio      Robert J. Desiderio        Director                   May 9, 2003
---------------------------- -------------------------- -------------------------- --------------------------
/s/ Esteban A. Aguilar       Esteban A. Aguilar         Director                   May 9, 2003
---------------------------- -------------------------- -------------------------- --------------------------

CERTIFICATIONS

I, Michael L. Weinstein, certify that:

1.   I have reviewed this annual report on Form 10K of Information Architects
     Corporation;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report.

4.   I and the issuer's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

    (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

   (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of April 30, 2003 ("Evaluation Date"); and

  (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
        Evaluation Date;

5.  I and the issuer's other certifying officers have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

   (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

  (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls;
       and

6.  I and the issuer's other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

/s/ Michael L. Weinstein
    Michael L. Weinstein
    Chief Financial Officer and CEO

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

        Independent Auditors' Report                                         F-2

        Independent Auditors' Report                                         F-3

        Consolidated Balance Sheets                                          F-4

        Consolidated Statements of Operations                                F-5

        Consolidated Statement of Shareholders' (Deficit) Equity             F-6

        Consolidated Statements of Cash Flows                                F-7

        Notes to Consolidated Financial Statements                    F-8 - F-20

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Information Architects Corporation and Subsidiary
Lutz, Florida

We have audited the consolidated balance sheet of Information Architects
Corporation and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial  statements at December 31,2001 and for the years ended  December 31, 2001 and 2000 were  audited by other  auditors whose report dated February 1, 2002 on those statements  included an explanatory
paragraph  describing   conditions  that  raised  substantial  doubt  about  the
Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information
Architects Corporation and Subsidiary as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, stockholders' deficit and suspension of all operations as of December
31, 2002 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 25, 2003

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Information Architects Corporation and Subsidiary
Charlotte, North Carolina

We have audited the consolidated balance sheets of Information Architects
Corporation and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information
Architects Corporation and Subsidiary as of December 31, 2001 and the results of its operations and its cash flows for the two years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of
America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the "Organization and Summary of Significant Policies" note to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the "Organization and Summary of
Significant Policies" note. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ HOLTZ RUBENSTEIN & CO., LLP
                                                  HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 1, 2002

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                ASSETS                   2002         2001
                                                       ----------- ------------

CURRENT ASSETS:
     Cash                                              $        -  $  3,304,282
     Short-term investments                                     -       750,000
                                                       ----------- ------------
           Total Cash and Short-term Investments                -     4,054,282

     Prepaid expenses                                           -       126,653

     Note receivable, officer                                             9,944
     Other current assets                                       -         9,404
                                                       ----------- ------------

      Total Current Assets                                      -     4,200,283

Property and equipment, net                                     -     2,161,488
Trademarks, net                                                 -        64,856
                                                       ----------- ------------

      Total Assets                                     $        -  $  6,426,627
                                                       =========== ============

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
    Accounts payable                                   $   102,656 $     75,710
    Accrued expenses and liabilities                     1,565,522    1,736,087
    Unearned revenues                                       13,947       27,503
                                                       ----------- ------------

        Total Current Liabilities                        1,682,125    1,839,300
                                                       ----------- ------------

SHAREHOLDERS' (DEFICIT) EQUITY:
    Preferred stock, $.001 par value, 1,000,000
          shares authorized; 75,500 and 95,500
          shares issued and outstanding at December
          31, 2002 and 2001, respectively                       76           96
    Common stock, $.001 par value, 50,000,000
          shares authorized; 4,082,095 and 2,162,555
          shares issued and outstanding at December
          31, 2002 and 2001, respectively                    4,082        2,163
    Common stock issuable, $.001 par value
          (5,000,000 shares)                                 5,000           -
    Additional paid-in capital                          68,606,342   67,169,034
    Accumulated deficit                                (70,297,625) (62,550,436)
    Accumulated other comprehensive loss                        -       (33,530)
                                                       ----------- ------------

        Total Shareholders' (Deficit) Equity            (1,682,125)   4,587,327
                                                       ----------- ------------

        Total Liabilities and Shareholders'
             (Deficit) Equity                          $        -  $  6,426,627
                                                       =========== ============

          See accompanying notes to consolidated financial statements.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Years ended December 31,
                                          ----------------------------------
                                              2002         2001          2000
                                          ------------ ------------  ------------

REVENUES                                  $   63,125    $1,588,439    $4,665,746
                                          ------------ ------------  ------------

OPERATING EXPENSES:
       Cost of revenues                       37,708     2,117,405     2,891,393
       Sales and marketing                   627,402     2,189,343     5,377,433
       Research and development              710,196     1,249,388     1,811,275
       General and administrative          7,443,653     5,623,999     6,313,150
       Depreciation and amortization       1,010,411     1,746,916     1,346,333
                                          ------------ ------------  ------------

        Total Operating Expenses           9,829,370    12,927,051    17,739,584
                                          ------------ ------------  ------------

LOSS FROM OPERATIONS                      (9,766,245)  (11,338,612)  (13,073,838)
                                          ------------ ------------  ------------

OTHER INCOME (EXPENSES):
    Interest income                           20,531       340,838       698,216
    Interest expense                          (1,104)      (14,345)     (126,978)
    Settlement gain                        3,517,395            -             -
    Loss from disposal of assets          (1,520,095)           -             -
    Other                                      2,329       (21,890)       62,218
                                          ------------ ------------  ------------

        Total Other Income (Expenses)      2,019,056       304,603       633,456
                                          ------------ ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES    (7,747,189)  (11,034,009)  (12,440,382)

PROVISION FOR INCOME TAXES                        -     (1,800,000)           -
                                         ------------ ------------  ------------

NET LOSS                                 $(7,747,189) $(12,834,009) $(12,440,382)
                                         ============ ============  ============

Basic and diluted loss per share         $     (2.89) $      (6.01) $      (6.28)
                                         ============ ============  ============

Weighted average common shares outstanding:
     Basic and diluted                     2,681,535     2,135,678     1,980,435
                                         ============ ============  ============

          See accompanying notes to consolidated financial statements.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years
                                                        Ended December 31,
                                            ----------------------------------------
                                                2002         2001           2000
                                            ------------  ------------  ------------
Cash flows from operating activities:
  Net loss from operations                  $ (7,747,189) $(12,834,009) $(12,440,382)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization               1,010,411     1,746,916     1,346,333
   Valuation of deferred tax asset                    -      1,800,000            -
   Settlement gain                            (3,517,395)           -             -
   Non-cash expenses                                  -        550,975       164,246
   Loss (gain) on disposal/sale of
      property and equipment                   1,520,095        54,683       (14,187)
   Allowance for doubtful accounts                    -        (50,000)      (50,000)
   Stock and stock options issued for services 1,239,633            -        120,750
   Other comprehensive loss                       33,530            -             -

   (Increase) decrease in:
    Accounts receivable                               -        855,769     1,829,241
    Prepaid expenses                             126,653        45,398        54,556
    Other receivables                                 -         26,228        34,910
    Other assets                                   9,404        44,225        69,036

   Increase (decrease) in:
    Accounts payable                             233,375      (240,772)   (1,321,339)
    Accrued expenses and liabilities           3,244,975      985,535      (428,117)
    Unearned revenue                             (13,556)        2,716      (121,119)
                                            ------------  ------------  ------------

Net cash used in operating activities         (3,860,064)   (7,012,336)  (10,756,072)
                                            ------------  ------------  ------------

Cash flows from investing activities:
  Purchase of property and equipment            (350,308)     (739,146)     (487,524)
  Proceeds from sale of property and equipment    46,146            -             -
  Purchase of short-term investment                   -       (750,000)     (750,000)
  Maturity/sale of short-term investment         750,000       750,000            -
                                            ------------  ------------  ------------

Net cash provided by (used in) investing
activities                                       445,838      (739,146)   (1,237,524)
                                            ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from sale of common stock, net        100,000       473,253    16,416,814
  Loan to officer                                  9,944        (9,944)           -
  Stock issuance costs                                -             -       (745,399)
  Advances to shareholders                            -             -        (83,285)
  Repayment of loans                                  -             -       (175,000)
  Repayment of capital lease obligations              -             -       (225,331)
                                            ------------  ------------  ------------
Net cash provided by financing activities        109,944       463,309    15,187,799
                                            ------------  ------------  ------------
Net (decrease) increase in cash               (3,304,282)   (7,288,173)    3,194,203

Cash at beginning of year                      3,304,282    10,592,455     7,398,252
                                            ------------  ------------  ------------
Cash at end of year                         $         -   $  3,304,282  $ 10,592,455
                                            ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                  $      1,095  $     14,000  $     45,000
                                            ============  ============  ============
  Income Taxes                              $         -   $         -   $         -
                                            ============  ============  ============

          See accompanying notes to consolidated financial statements.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                                                            Accumulated    Total
                   Preferred Stock        Common Stock       Common Stock Issuable   Additional              Other     Shareholders'
               ---------------------------------------------------------------------  Paid-In  Accumulated Comprehensive  Equity
                Shares      Amount      Shares      Amount      Shares      Amount    Capital    Deficit      Loss       (Deficit)
               ---------   ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------    ---------

Balance at
December 31, 1999   -    $    -       1,833,034   $   1,833        -       $   -   $48,573,563 $(37,276,045)$ (56,851) $11,242,500

Comprehensive loss:
    Net loss        -         -              -           -         -           -         -      (12,440,382)        0  (12,440,382)
    Translation
    adjustment      -         -              -           -         -           -         -               -     35,978       35,978
                                                                                                                          ---------
Comprehensive loss                                                                                                     (12,404,404)

Issuance of
preferred shares
for cash, net  224,103       224             -           -         -           -    10,883,527           -         -    10,883,751

Issuance of
securities for
services            -         -              -           -         -           -       143,745           -         -       143,745

Shares issued for
exercise of stock
options/warrants    -         -         134,196         134        -           -     4,581,509           -         -     4,581,643
Issuance of securities
under employee stock
purchase plan       -         -           2,925           3        -           -       121,546           -         -       121,549

Issuance of securities
for legal
settlement          -         -             666           1        -           -        78,124           -         -        78,125

Conversion of
preferred shares
for common
shares         (39,016)      (39)        26,011          26        -           -            13           -         -            -

Conversion of debt
for equity          -         -          66,667          67        -           -     1,750,133           -         -      1,750,199
             ---------   ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------    ---------

Balance at
December 31,
2000           185,087       185      2,063,499       2,063        -           -    66,132,160  (49,716,427)  (20,873)  16,397,108

Comprehensive
loss:
Net loss            -         -              -           -         -           -           -    (12,834,009)       -   (12,834,009)
Translation
adjustment          -         -              -           -         -           -           -             -    (12,657)     (12,657)
                                                                                                                          ---------                                                                                                                                                                                                                                                  ------------------------
Comprehensive loss                                                                                                     (12,846,666)

Shares issued for
exercise of stock
options/warrants    -         -          15,421          16        -           -       413,022           -         -        413,038

Issuance of securities
under employee stock
purchase plan       -         -           3,910           4        -           -        72,843           -         -         72,847

Issuance of
securities for
legal settlement    -         -          20,000          20        -           -       550,980           -         -        551,000

Conversion of
preferred shares
for common
shares         (89,587)      (89)        59,725          60        -           -            29           -         -            -
                ---------   ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------    ---------

Balance at
December 31,
2001            95,500        96      2,162,555       2,163        -           -    67,169,034  (62,550,436)    (33,530)   4,587,327

Comprehensive loss:
Net loss            -         -             -            -         -           -            -    (7,747,189)       -     (7,747,189)
Translation
adjustment          -         -             -            -         -           -           -             -       33,530      33,530
                                                                                                                          ---------                                                                                                                                                                                                                                                  ------------------------
Comprehensive loss                                                                                                       (7,713,659)

Issuance of securities
under employee stock
purchase plan       -         -           1,540           1        -           -         4,573           -         -          4,574

Issuance of stock
for services        -         -       1,571,333       1,571  5,000,000      5,000    1,065,879           -         -      1,072,450                                                                                                                                                                  -                     -

Grant of common stock
warrants to
non-employees       -         -             -            -         -           -       167,183           -         -        167,183

Conversion of
preferred shares
for common
shares         (20,000)      (20)        13,333          13        -           -             7           -         -              0

Issuance of
common shares
for cash, net       -         -         166,667         167        -           -        99,833           -         -        100,000                                                                                                                                                                                100,000

Issuance of
common shares
for debt            -         -         166,667         167        -           -        99,833           -         -        100,000
                ---------   ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------    ---------
                75,500     $  76      4,082,095    $  4,082   5,000,000    $ 5,000   $68,606,342 $(70,297,625) $   -    $(1,682,125)
                =========   =========   =========   =========   =========   =========   =========   =========   =========  =========

           See accompanying note to consolidated financial statements.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Information Architects Corporation and Subsidiary (the "Company" or "iA"), a
North Carolina corporation, was formerly a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. Due to the Company's inability to achieve profitable operations and the lack of capital to continue to develop its product line and sales staff, the
Company suspended its operations in December 2002.

On December 13, 2002, the Company entered into a share exchange agreement with
Perceptre, LLC ("Perceptre"), whereas the members of Perceptre were to obtain majority voting control of the Company. This agreement was entered into with certain conditions precedent to closing. As of the date of the accompanying audit report, certain of these conditions have not been satisfied and the terms of the agreement are being renegotiated. The financial statements do not contain any adjustments to reflect this transaction, however, the Company still believes that all conditions will be met and the agreement, as amended, will close in the near-term future.

Going Concern

The Company's consolidated financial statements for the year ended December 31,
2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has suspended all of its business operations in 2002 and has incurred net losses of approximately $7,747,000, $12,834,000, and
$12,440,000 in the years ended December 31, 2002, 2001 and 2000, respectively, and its shareholders' deficit at December 31, 2002 was $1,682,125. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to acquire or establish a new operating business, reestablish its former business, generate revenues and/or raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has currently suspended operations and is exploring various options.
Among the options that have been explored is the issuance of stock and/or debt financing, filing Chapter 7 bankruptcy, selling the corporation as a public shell or entering into a business combination, or reestablishing its former business. As of the date of the accompanying audit report, the Company is renegotiating a share exchange agreement entered into on December 13, 2002 (see above). Any or all of these options as well as others may be decided upon for the Company. No assurance can be made at to the success of any of these options.

Basis of Presentation and Consolidation

The Company's consolidated financial statements include the accounts of
Information Architects Corporation and its wholly owned inactive United Kingdom subsidiary, Alydaar International, Limited ("International"). All significant intercompany transactions and balances have been eliminated in consolidation.
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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

Use of Estimates

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This preparation requires management to include amounts based on management's prudent judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates made for the year ended December 31, 2002 include the valuation of property and equipment and intangible assets for which impairment write downs have been recorded, valuation of stock based grants to employees and third parties, and valuation of the deferred tax assets.

Cash and Cash Equivalents

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

Long-Lived assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. Certain impairment losses were recognized during
2002 on property and equipment and intangible assets (see below).

Property and Equipment

Property and equipment were previously stated at cost less accumulated depreciation. Costs associated with internally developed technology attributable to modifying and improving the Company's software products or developing additional features of its products subsequent to the establishment of technological feasibility were previously capitalized to the extent that costs were realizable from estimated future revenues.

Depreciation and amortization were previously computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for computer equipment, third party software, and internally developed technology were three years. Equipment and furniture had a seven year estimated life. Amortization of leasehold improvements was previously computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever was shorter. Maintenance and repairs of property and equipment were previously charged to operations; major improvements were capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss was included in operations. For the year ended December 31, 2002, depreciation expense amounted to $1,006,120. All previous software development costs capitalized and abandoned equipment and furniture that were not salable were written off during 2002 due to impairment. Additionally, the Company sold property and equipment. In connection with the sale and impairment of property and equipment, the Company recorded a loss from the disposal of assets of
$ 1,459,530.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

Trademarks

The Company's capitalized trademark costs were amortized over a ten-year period using the straight-line method. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2002, the Company wrote off the balance of their trademarks due to impairment and the impairment loss of
$60,565 is included in loss from disposal of assets on the accompanying consolidated statements of operations. For the year ended December 31, 2002, amortization expense amounted to $4,291.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS
No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with SFAS 123.

Revenue Recognition

Currently, the Company has no sources of revenues. The Company recognized revenues from four primary sources: professional service fees, training fees, maintenance fees and license fees. Professional service fees and training fees were recognized as the services were performed. Maintenance fees were recognized on a straight-line basis over the contract period, which is typically one year.

License fee revenues were recognized upon receipt of our product, provided that collection is determined to be probable and no significant obligations remain.
The Company provided a 30-day installation warranty related to the installation of the unmodified product shipped. Upon modification of the product by the customer, the warranty is voided. Since the Company ceased shipment of the product in the first quarter of 2002, there were no warranty contingencies as of
December 31, 2002.

Research and Development

Research and development costs are expensed as incurred.

Advertising costs

Advertising costs were expensed as incurred.

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS
109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS
109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the three-year period ending December 31, 2002, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were antidilutive, due to the Company's net losses in those years. At December
31, 2002 there were options and warrants outstanding to purchase 772,428 common shares which may dilute future earnings per share.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair
Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, and income taxes payable approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible
Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.
The Company adopted SFAS No. 142 effective January 1, 2002, which did not have a material effect on the Company's consolidated financial position or results of operations.

Statement of Financial Accounting Standard No. 143, "Accounting for Asset
Retirement Obligations", ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS
143 on January 1, 2003 did not have a material effect on the Company's consolidated results of operations or liquidity.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This
Statement supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and
Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The
Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position or results from operations.

Statement of Financial Accounting Standards No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.
Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of
1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on
January 1, 2002 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Statement of Financial Accounting Standards No. 146, "Accounting for Exit or
Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs
to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated -
nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December
31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards
No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"
("SFAS 148"). SFAS 148 provides alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28,
Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. SFAS 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002 and did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Reclassifications

Certain reclassifications were made in the 2001 and 2000 consolidated financial statements in order to confirm with year 2002 presentation.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 2 - COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that these matters will not have a material adverse impact on the Company's financial position or its results of operations. Furthermore, the Company has brought to a conclusion its largest lawsuits, the Class Action lawsuit and the Gem Technologies, Inc.
lawsuit. (See Note 4)

Accrued expenses include $981,342 due to a law firm and $255,592 due to another law firm; both fees due related to legal work on the GEM Technologies case (see
Note 4). These amounts are in dispute; however, the Company has conservatively accrued such amounts.

NOTE 3- SHAREHOLDERS' (DEFICIT) EQUITY

Convertible Preferred Stock

During 2000, the Company issued approximately 166,000 shares of preferred stock for net proceeds of approximately $10,884,000 in connection with a private placement. The preferred stock has a conversion feature of 0.67 shares of common stock for each share of preferred stock. Pursuant to the reset calculation, provided for by the private placement agreement, subsequently, an additional
58,000 shares of preferred stock were issued. In 2001 and 2000, 89,587 and
39,016 preferred shares were converted to common stock. In July 2002, convertible preferred shareholders converted 20,000 shares of preferred stock to
13,333 shares of the common stock in accordance the conversion terms of the preferred stock (See Common Stock below).

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

Common Stock

On January 25, 2002, our shareholders approved an amendment to its Articles of
Incorporation effecting a one-for-five reverse split of the common stock and equivalents to shareholders of record as of November 30, 2001. The effective date for the one-for-five reverse stock split of the common stock and equivalents was February 1, 2002. In April 2003, the Company announced a one-for-three reverse stock split of the common stock and equivalents. All per share data and numbers of common shares and equivalents have been retroactively adjusted to reflect the latter stock split.

During 2000 through 2001, the Company issued common stock to raise cash, to convert debt to equity, to settle lawsuits, to pay for services and to acquire assets.

A $5,000,000 convertible debenture was satisfied with the issuance of approximately 66,667 (valued at approximately $1,940,000) shares of common stock in 2000.

During 2001, and 2000, the Company issued 20,000, and 667 shares of common stock in connection with legal settlements, respectively.

The Company issued 0 and 1,533 shares of common stock to pay for services rendered in 2001, and 2000, respectively.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

On January 10, 2002, the Company sold under the terms of the Employee Stock
Purchase Plan 1,540 shares aggregating proceeds of $4,574 or $2.97 per share.

On May 22, 2002, the Company issued 25,000 shares of its common stock to a consultant for services rendered. These shares were valued at $55,500 or $2.22 per share based on the quoted trading price of the common shares on the date of grant.

In July 2002, convertible preferred shareholders converted 20,000 shares of preferred stock for 13,333 shares of the common stock in accordance the conversion terms of the preferred stock (See Convertible Preferred Stock above).

In July 2002, the Company issued 16,666 shares of its common stock to a consultant for services rendered. These shares were valued at $20,000 or $1.20 per share based on the quoted trading price of the common shares on the date of grant.

In August 2002, the Company sold 166,667 shares of its common stock to a related party for proceeds of $100,000 or $0.60 per share.

In August 2002, the Company converted a $100,000 loan payable into 166,667 shares of its common stock at a conversion price of $0.60 per share.

On September 3, 2002, the Company issued 46,667 shares of its common stock to employees for services rendered. These shares were valued at $24,500 or $0.525 per share based on the quoted trading price of the common shares on the date of grant.

On December 12, 2002, the Company granted 1,483,000 common shares to former officers and directors of the Company for services rendered. These shares were valued at $222,450 or $0.15 per share based on the quoted trading price of the common shares on the date of grant.

On December 12, 2002, the Company issued 5,000,000 shares of its common stock for services rendered. These shares were valued at $750,000 or $0.15 per share or the fair value on the date of the grant. These shares had not been issued as of December 31, 2002 and were presented as issuable.

Stock Options and Warrants

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

On January 25, 2002, the Company's shareholders voted to approve an amendment to the stock option plan to increase the number of shares of common stock that may be issued under the plan from 800,000 to 4,000,000 shares after giving effect to the one-for-five reverse split. This amendment was effective February 1, 2002.
The plan has not yet been amended for the most recent one-for-three reverse split.
                                      F-14

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

A summary of the options issued under the plan as of December 31, 2002, 2001 and
2000 and changes during the years is presented below:

                                                                       Weighted Average
                                                  Number of Shares      Exercise Price
                                                 -----------------    ------------------
Outstanding, December 31, 1999                            142,995                $52.05
Granted                                                    35,799                $89.55
Exercised                                                (28,857)                $71.70
Canceled and expired                                     (22,723)                $94.80
                                                 -----------------    ==================
Outstanding, December 31, 2000                            127,214                $46.65
Granted                                                    40,467                $20.70
Exercised                                                 (6,532)                $18.30
Canceled and expired                                     (13,772)                $72.90
                                                 -----------------    ==================
Outstanding December 31, 2001                             147,377                $34.65
Granted                                                   533,333                 $1.17
Exercised                                                       -                     -
Canceled and expired                                    (671,753)                 $8.28
                                                 -----------------    ==================
Outstanding December 31, 2002                               8,957                $86.25
                                                 =================    ==================

Options exercisable at:
December 31, 2001                                         116,382                $40.50
December 31, 2002                                           8,957                $86.25

The following table summarizes information about options outstanding at December
31, 2002:

                                   Outstanding and Exercisable Options
                              -----------------------------------------------
                                                                  Weighted
                 Range of                        Remaining        Average
              Exercise Price    Number of       Contractual       Exercise
                                Shares              Life            Price
             --------------   --------------    --------------  --------------
               $  86.25               2,133             1.64      $  86.25
                  86.25               6,824             0.13         86.25
                              --------------                    ==============
                                      8,957                       $  86.25
                              ==============                    ==============

Common stock warrants

A summary of warrants issued to employees and non-employees and changes during
2002 is presented below:

                                                  Number of Shares     Weighted Average
                                                                       Exercise Price
                                                 -----------------    ------------------
Outstanding December 31, 2001                              59,471                $26.10
Granted                                                   704,000                 $0.87
Exercised                                                      -                     -
Canceled and expired                                           -                     -
                                                 -----------------    ==================
Outstanding December 31, 2002                             763,471                 $2.82
                                                 =================    ==================

Options exercisable at:
December 31, 2001                                          59,471                $26.10
December 31, 2002                                         763,471                 $2.82

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

The following table summarizes information about warrants outstanding at
December 31, 2002:

                                   Outstanding and Exercisable Warrants
                              -----------------------------------------------
                                                                   Weighted
                                                   Remaining       Average
                 Range of         Number of      Contractual       Exercise
              Exercise Price     Shares             Life            Price
               -------------- --------------    -------------- --------------
              $    0.60             583,333             4.62      $  0.60
                   1.23              33,333             4.56         1.23
                   1.14              14,000             4.52         1.14
                   2.73              50,000             4.38         2.73
                   2.73              23,333             4.15         2.73
                  19.95               4,667             3.62        19.95
                  29.31              45,239             2.44        29.31
              24.45 - 67.50           3,696             1.92        38.28
                  15.90               2,500             1.82        15.90
                  30.00               1,000             1.43        30.00
                  32.40               2,000             1.18        32.40
                  118.20                370             0.49       118.20
                              --------------                   ==============
                                    763,471                       $   2.82
                              ==============                   ==============

Preferred stock warrants

As of December 31, 2002, the Company had 16,572 preferred stock warrants outstanding. These warrants allow the holder to purchase preferred stock from the Company at $70 per share. The warrants expire in 2005.

Employee stock purchase plan

The Company has an employee stock purchase plan to provide eligible employees with the opportunity to purchase shares of its common stock through payroll deductions. Participants of the plan purchase shares of the Company's common stock at six-month intervals at 85 percent of the lower of the fair market value on the first or last day of each six-month period. The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. On January 25, 2002, the Company's shareholders voted to approve an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the one-for-five reverse split. The plan has not yet been amended for the most recent one-for-three reverse split. Of the 191,625 shares authorized to be issued under the Purchase Plan, 200,000 shares remained available for issuance as of December 31, 2002. During 2002, 2001 and 2000,
employees purchased 1,540, 3,910 and 2,925 shares for approximately $4,600,
$73,000 and $122,000, respectively.

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

An alternative method of accounting for stock options is SFAS No. 123,
"Accounting for Stock-Based Compensation." Under SFAS No. 123, employee stock options are valued at the grant date using an option valuation model. This value represents compensation expense under SFAS No. 123 and is recognized ratably over the vesting period. The fair value of options granted in 2002, 2001 and
2000 reported below was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                YEARS ENDED DECEMBER 31,
                                      2002             2001           2000
                                    ---------       ---------       ---------
Dividend yield                        -                -              -
Expected volatility                   147%             152%           195%
Risk free interest rate               4.03%            5%             4.5%
Expected lives                        0.5 - 5 Years    3 Years        1.74 Years

The weighted average Black-Scholes value of options granted under the stock options granted during 2002 and 2001 was $0.39 and $6.75, respectively.

Had compensation cost for the Company's options and warrants granted to employees been determined using the fair value method of SFAS 123, the Company's net loss for the periods indicated would have been charged to the pro forma amounts as follows:

                                                      Years ended December 31,
                                               2002             2001             2000
                                          -------------     -------------     -------------
Net loss, as reported                     $  (7,747,189)    $ (12,834,009)    $ (12,440,382)

Add: Stock-based employee compensation
expense included in net income, net of
related tax effects                                  -                 -                 -

Deduct: Total stock-based employee
compensation expense determined under
fair value based method, net of
related tax effects                            (905,124)       (1,453,242)       (1,218,000)
                                          -------------     -------------     -------------
Pro forma net loss                        $  (8,652,313)    $ (14,287,251)    $ (13,658,382)
                                          =============     =============     =============
Earnings per share:
Basic and diluted - as reported           $       (2.89)    $       (6.01)    $       (6.28)
                                          =============     =============     =============
Basic and diluted -pro forma              $       (3.22)    $       (6.69)    $       (6.90)
                                          =============     =============     =============

NOTE 4 - SETTLEMENTS

Operating Lease

In 1998, the Company entered into an operating lease agreement with a lessor (an
LLC) which was partially owned by the Company's president and majority shareholder. On December 20, 2002, the Company entered into an agreement (the
"Assignment Agreement") with the lessor. In return for the president assigning his membership interest in LLC lessor to the other LLC members, the Company was released from all it current and future obligations under the operating lease.
During the second quarter, the Company accrued all remaining lease payments due under the operating lease and recorded additional rent expense of $3,750,000. On
December 20, 2002, in connection with Assignment Agreement, the Company reversed all liabilities related to the lease and recorded settlement income of
$3,053,491. Rent expense under leases approximated $4,574,000 (includes additional rent of $3,750,000 discussed above), $1,879,000 and $1,791,000 in
2002, 2001 and 2000, respectively.

Class Action Lawsuit Dismissal

The Company has previously reported a class action lawsuit filed against the
Company, current and former officers and directors, in the United States
District Court for the Western District of North Carolina. In February 2002, the
lawsuit was dismissed.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

GEM Technologies Lawsuit Settlement

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

During the second quarter of 2001, a settlement agreement was reached. The terms of this settlement were carried out in the third quarter of 2001. The Company's
Board of Directors determined that because the Company was responsible for all costs associated with the suit and because the litigation was so disruptive to the Company as well as a distraction to Management, that rather than prolonging the lawsuit, it was in the best interest of the Company to settle. During the third quarter, iA delivered 18,333 shares of our common stock to the selling stockholder and Mr. Gruder delivered 22,333 shares of our common stock to the selling stockholder and Mr. Gruder delivered a non-negotiable promissory note in the amount of $600,000 to the selling stockholder. In addition, Mr. Gruder paid
$1,150,000 comprised of $750,000 that Mr. Gruder had previously given over and
$400,000 upon the settlement agreement. Mr. Gruder also deposited 33,333 shares of iA common stock to be held in escrow as security for that note. In connection with the settlement, the selling stockholder released the Company, Mr. Gruder, and Mr. Dudchik from liability under the litigation and dismissed his claims against us, Mr. Gruder and Mr. Dudchik. In addition, iA's offer to participate in the Settlement Agreement served as an inducement to Mr. Gruder to enter into the Settlement Agreement and to absorb the majority of the financial burden of the settlement.

NOTE 5 - SUPPLEMENTARY CASH FLOW INFORMATION

In addition to the cash flow information discussed in the Shareholders'
(Deficit) Equity note and the Consolidated Statements of Cash Flow, the Company
transacted other business requiring cash flow disclosure.

During fiscal 2002, the Company issued 166,667 shares of common stock for debt of $100,000.

During fiscal 2001, all transactions requiring disclosure have been discussed in the Shareholders' Equity note, the Commitments and Contingencies - Litigation note, and the Consolidated Statements of Cash Flow.

During fiscal 2000, the Company received software (with a fair value of $74,000)
in connection with the sale of computer software. Additionally, the Company issued options to purchase 1,167 shares of common stock in connection with severance packages. The fair value of the options was approximately $121,000.

                                       18

NOTE 6 - INCOME TAXES

There was no income tax expense for the years ended December 31, 2002, 2001 and
2000 due to the Company's net losses.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2002 (computed by applying the Federal Corporate tax rate of
40% to loss before taxes), as follows:

                                                             2002
                                                         --------------
Computed "expected" tax expense (benefit)                $  (3,099,000)
State income taxes                                            (390,000)
Permanent differences                                           496,000
Re-characterization of prior year temporary
differences                                                   (857,000)
Change in valuation allowance                                 3,850,000
                                                         --------------
                                                         $        -
                                                         ==============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                 Years Ended December 31,
                                     ---------------------------------------------
                                         2002             2001            2000
                                     ------------    ------------     ------------
Net operating loss carryforward      $ 24,603,000    $ 22,000,000     $ 18,430,000
Revenue in excess of billing                   -               -           (35,000)
Investment in subsidiary                       -       (1,002,000)      (1,002,000)
Depreciation  method of property
and equipment                                  -         (245,000)        (150,000)
Other                                          -               -            44,000
Valuation allowance                   (24,603,000)    (20,753,000)     (15,487,000)
                                     ------------    ------------     ------------
Net deferred tax assets              $         -     $         -      $  1,800,000
                                     ============    ============     ============

The valuation allowance at December 31, 2001 was $20,753,000. The net change in valuation allowance during the year ended December 31, 2002 was an increase of
$3,850,000.

As of December 31, 2002, the Company had net operating loss carryforwards
("NOLs") of approximately $61,000,000 available through December 31, 2023 to offset future taxable income. However, under Section 382 of the Internal Revenue
Code, a greater than 50 percent change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited (see Note 1).

NOTE 7 - RELATED PARTY TRANSACTIONS

A prior period loan in the amount of $9,944 made to an officer was repaid full in 2002.

During the second quarter of 2002, a loan in the amount of $110,000 was made to an officer and principal shareholder of the Company, and a $10,000 loan was made to another officer. The loans were repaid in full with interest during the third quarter of 2002.

In 1998, the Company entered into an operating lease agreement with a lessor (an
LLC) which was partially owned by the Company's president and majority shareholder. On December 20, 2002, the Company entered into an agreement (the
"Assignment Agreement") with the lessor. In return for the president assigning his membership interest in LLC lessor to the other LLC members, the Company was released from all it current and future obligations under the operating lease
(see Note 4).

At December 31, 2002, 5,000,000 shares of common stock are issuable to Lewco
Corporation. The key officer of Lewco Corporation is an immediate family member of a consultant affiliated with the Company.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 8 - QUARTERLY INFORMATION (UNAUDITED)

                                              Year Ended December 31, 2002
                                                                                    Total at
                                                                                   December 31,
                        Quarter 1       Quarter 2     Quarter 3      Quarter 4        2002
                       ------------   ------------   ------------   ------------   ------------

Revenues               $     15,373   $     32,472   $      7,672   $      7,608   $     63,125

Net Income (Loss)      $ (1,397,309)  $ (6,903,908)  $ (1,160,193)  $  1,714,221   $ (7,747,189)

Net Income (Loss) Per
Share-Basic and
Diluted                $      (0.65)  $      (3.18)  $      (0.49)  $       0.42   $      (2.89)

An adjustment to the third quarter net loss in the amount of $1,660 was captured in the fourth quarter net loss figure above.

NOTE 9 - SUBSEQUENT EVENTS

Status of Merger with Perceptre

On December 13, 2002, the Company entered into a share exchange agreement with
Perceptre and reported this transaction in a Form 8-K on December 16, 2002. On
May 5, 2003, the Company filed an 8-K stating that the transaction did not occur. The agreement is currently being renegotiated.

Stock Split

In April 2003, the Company announced a one-for-three reverse stock split of the common stock and equivalents. All per share data and numbers of common shares and equivalents have been retroactively adjusted to reflect the reverse stock split.

Lease Agreement

On January 31, 2003, the Company entered into a two-year lease agreement for building space. The annual rental payments for the first and second years are approximately $19,200 and $19,800, respectively.

Common Stock

On April 22, 2003, the Company issued certificates for the 5,000,000 common stock issuable at December 31, 2002 which it is holding until the final closing of the anticipated transaction with Perceptre.

On April 22, 2003, the Company issued certificates for 3,095,000 shares of common stock which it is holding in anticipation of receiving executed subscription agreements contemporaneously and contingent upon the final closing of the anticipated transaction with Perceptre.

