Form 10-Q
period 2003-03-31
INFORMATION ARCHITECTS CORP
filed 2003-05-20
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                         Commission File Number: 0-22325

                       INFORMATION ARCHITECTS CORPORATION
             (Exact name of registrant as specified in its charter)

                     North Carolina                      87-0399301
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

                      1541 N. Dale Mabry Highway, Suite 201
                                 Lutz, FL 33558
               (Address of principal executive offices) (Zip Code)

                                  813-909-4000
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
                                                                 [X] Yes  [ ] No

As of March 31, 2003 there were 4,082,095 shares of Information Architects
Corporation common stock, $0.001 par value, outstanding.

                       PART I. FINANCIAL INFORMATION
                                                                            Page

ITEM 1:  FINANCIAL STATEMENTS

   Consolidated Balance Sheets As of March 31, 2003
   (Unaudited) and December 31, 2002...........................................3

   Consolidated Statements of Operations (Unaudited)
   For the Three Months ended March 31, 2003 and 2002..........................4

   Consolidated Statements of Cash Flows (Unaudited)
   For the Three Months ended March 31, 2003 and 2002..........................5

   Notes to Unaudited Consolidated Financial Statements........................6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

PART II. OTHER INFORMATION

                                        2

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 March 31,          December 31,
                                              ----------------------------------
                                ASSETS            2003                 2002
                                              ----------------------------------
                                                (Unaudited)
CURRENT ASSETS:

      Cash                                    $             -       $          -
                                              ----------------------------------

      Total Current Assets                                  -                  -
                                              ----------------------------------
      Total Assets                            $             -       $          -
                                              ==================================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                          $       102,656       $    102,656
    Accrued expenses and liabilities                1,615,522          1,565,522

    Unearned revenues                                  13,947             13,947
                                              ----------------------------------

        Total Current Liabilities                   1,732,125          1,682,125
                                              ----------------------------------

SHAREHOLDERS' DEFICIT:
    Preferred stock, $.001 par value,
        1,000,000 shares authorized;
        75,500 shares issued issued and outstanding at
        March 31, 2003 and December 31, 2002,
        respectively                                       76                 76
    Common stock, $.001 par value,
        50,000,000 shares authorized;
        4,082,095 shares issued and
        outstanding at March 31, 2003
        and December 31, 2002, respectively             4,082              4,082

    Common stock issuable, $.001 par value
        (5,000,000 shares)                              5,000              5,000
    Additional paid-in capital                     68,606,342         68,606,342
    Accumulated deficit                          (70,347,625)       (70,297,625)
                                              ----------------------------------

        Total Shareholders' Deficit               (1,732,125)        (1,682,125)
                                              ----------------------------------
        Total Liabilities and
            Shareholders' Deficit             $             -       $          -
                                              ==================================

          See accompanying notes to consolidated financial statements.

                                        3

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Three Months ended
                                                             March 31,
                                                   2003                2002
                                                (Unaudited)         (Unaudited)

REVENUES                                      $             -       $     15,373
                                                ----------------  ----------------
OPERATING EXPENSES:
Cost of revenues                                            -              3,179
Sales and marketing                                         -            326,394
Research and development                                    -            243,268
General and administrative                             50,000            634,579
Depreciation and amortization                               -            220,884
                                                ----------------  ----------------
Total Operating Expenses                               50,000          1,428,304
                                                ----------------  ----------------
LOSS FROM OPERATIONS                                  (50,000)        (1,412,931)

OTHER INCOME (EXPENSES):                        ----------------  ----------------
Interest income                                             -             16,717
Interest Expense                                            -            (1,095)
Settlement gain                                             -                  -
Loss from disposal of assets                                -                  -
Other                                                       -                  -
                                                ----------------  ----------------
Total Other Income                                          -             15,622

LOSS BEFORE PROVISION FOR INCOME TAXES                (50,000)        (1,397,309)
PROVISION FOR INCOME TAXES                                  -                  -
                                                ----------------  ----------------
NET LOSS                                      $      (50,000)       $(1,397,309)
                                                ================  ================
Basic and diluted loss per share              $        (0.01)       $     (0.65)
                                                ================  ================
Weighted average common shares outstanding:
Basic and diluted                                   9,082,095          2,163,950
                                                ================  ================

          See accompanying notes to consolidated financial statements.

                                        4

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Three Months Ended
                                                        Ended March 31,
                                                 2003                   2002
                                              (Unaudited)            (Unaudited)
                                                ----------------   ----------------
Cash flows from operating activities:
  Net loss from operations                    $       (50,000)       $(1,397,309)
  Adjustments to reconcile net loss
  to net cash
  used in operating activities:
        Depreciation and amortization                       -            220,884

        (Increase) decrease in:
          Prepaid expenses                                  -             69,141
          Other receivables                                 -              6,842

        Increase (decrease) in:
          Accounts payable                                  -             17,198
          Accrued expenses and liabilities             50,000          (278,892)
          Unearned revenue                                  -           (14,903)
                                                ----------------   ----------------
Net cash used in operating activities                       -        (1,377,039)
                                                ----------------   ----------------
Cash flows from investing activities:
  Purchase of property and equipment                        -          (350,308)
                                                ----------------   ----------------
Net cash used in investing activities                       -          (350,308)
                                                ----------------   ----------------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                   -              4,095
                                                ----------------   ----------------
Net cash provided by financing activities                   -              4,095
                                                ----------------   ----------------
Net decrease in cash                                        -         (1,723,252)

Cash at beginning of period                                 -          3,304,282
                                                ----------------   ----------------
Cash at end of period                         $             -       $  1,581,030
                                                ================   ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
               Interest                       $             -       $      1,095
                                                ================   ================
               Income Taxes                   $             -       $          -
                                                ================   ================

          See accompanying notes to consolidated financial statements.

                                        5

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with United States generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10- Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Information Architects Corporation 2002 Annual Report on
Form 10-K. Certain reclassifications have been made for consistent presentation.

Recent Accounting Pronouncements

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146")
addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for
Certain Employee Termination Benefits and Other Costs to exit an Activity
(including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards
No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.
Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim
Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of
Statement 148 as of December 31, 2002 did not have a material impact on the
Company's financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15,
2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements (continued)

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),
"Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to
January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.
The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

Commitments and Contingencies

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
lawsuit.

Accrued expenses include $981,342 due to a law firm and $255,592 due to another law firm; both fees due related to legal work on the GEM Technologies case.
These amounts are in dispute; however, the Company has conservatively accrued such amounts.

Earnings Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the three month periods ending March 31, 2003 and 2002, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were antidilutive, due to the Company's net losses in those years.
At March 31, 2003 there were options and warrants outstanding to purchase
772,428 common shares which may dilute future earnings per share.

Related Party Transactions

At March 31, 2003, 5,000,000 shares of common stock are issuable to Lewco
Corporation. The key officer of Lewco Corporation is an immediate family member of a consultant affiliated with the Company.

Stockholders' Deficit

On December 12, 2002, the Company issued 5,000,000 shares of its common stock for services rendered. These shares were valued at $750,000 or $0.15 per share or the fair value on the date of the grant. These shares had not been issued as of March 31, 2003 and were presented as issuable.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Going Concern

Information Architects Corporation and Subsidiary ("iA" or "Company")
consolidated financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The
Company has suspended operations and has incurred losses of approximately
$50,000 in the first three months of 2003 and incurred losses of $7,747,000 for the year ended December 31, 2002, and its shareholders' deficiency at March 31,
2003 approximated ($70,348,000). These factors raise substantial doubt about the
Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to acquire or establish a new operating business, establish its former business, generate revenues and/or raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On December 13, 2002, the Company entered into a share exchange agreement with
Perceptre, LLC ("Perceptre"), whereas the members of Perceptre were to obtain majority voting control of the Company. This agreement was entered into with certain conditions precedent to closing. As of the date of this report, certain of these conditions have not been satisfied and the terms of the agreement are being renegotiated. The financial statements do not contain any adjustments to reflect this transaction, however, the Company still believes that all conditions will be met and the agreement, as amended, will close in the near-term future.

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

On May 14, 2003, the Company registered pursuant to an S-8 Registration
Statement, 6,000,000 shares of its common stock to be issuable under a new Year
2003 Stock Award Plan (the "2003 Plan") which was approved by the Board. Such shares under the Plan are for employees, officers, directors, key consultants and advisors.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commitments

On May 12, 2003, the Company entered into agreements with two consultants for business advisory services. The terms of such agreements are from May 12, 2003 through December 31, 2003. These consultants shall receive as compensation
4,000,000 and 2,000,000 shares of the Company's common stock issued pursuant to the Company's 2003 Plan. Such shares are deemed contractually to be earned immediately and are nonrefundable thus achieving a measurement date for valuation purposes. The Company will recognize $7,500,000 in consulting expenses based on the closing price of the Company's common stock on the date of the agreements over the term of the agreement, or through December 31, 2003.

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

Prior to December 2002, Information Architects Corporation and Subsidiary ("iA
or the "Company") provided dynamic content delivery and interchange infrastructure solutions for business based on our core product, Jitzu.

On December 13, 2002, the Company entered into a share exchange agreement with
Perceptre, LLC ("Perceptre"), whereas the members of Perceptre were to obtain majority voting control of the Company. This agreement was entered into with certain conditions precedent to closing. As of the date of this report, certain of these conditions have not been satisfied and the terms of the agreement are being renegotiated. The financial statements do not contain any adjustments to reflect this transaction, however, the Company still believes that all conditions will be met and the agreement, as amended, will close in the near-term future.

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
          OF OPERATIONS (continued)

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

Deferred Tax Asset

iA increased its valuation allowance against the deferred tax asset attributable to its net operating loss carryforwards of $3,850,000 in 2002. iA made the determination to eliminate the deferred tax asset based on trends from our historical operations and iA's uncertainty in turning its operations around in the near future.

Other Disclosures for Shareholders' Benefit

iA does not have any contractual obligations to make future payments and contingent commitments. iA is not involved in trading activities in commodity contracts.

RESULTS OF OPERATIONS

We suspended all of our operations in December 2002. iA's net loss was $50,000, and $1,397,309 for three months ended March 31, 2003 and 2002, respectively. The following financial discussion related to our operations.

iA had revenues of approximately $15,000 in 2002 compared to revenue of $0 in
2003. The decrease was attributable to our suspended operations in 2002.

Cost of Revenues and Gross Margin

Due to a suspension of our corporate operation during 2002 no meaningful comparisons of cost of revenues and gross margin can be made between the three months ended March 31, 2003 and 2002.

Sales and Marketing

Sales and marketing expenses were $0 and $326,394 for the three months ended
March 31, 2003 and 2002, respecitively. The decrease in sales and marketing is due to the suspension of all business operations during 2002.

Research and Development

Research and development expenses were $0 and $243,268 for the three months ended March 31, 2003 and 2002, respecitively. The decrease in research and development expenses is due to the suspension of all business operations during
2002.

General and administrative

General and administrative expenses were $50,000 for the three months ended
March 31, 2003 and consisted of estimated professional fees and consulting expenses necessary to sustain our corporate existence. General and administrative expenses decreased $584,579 or approximately 92% from the comparable period ending March 31, 2002. This decrease is due to the suspension of business operations during 2002.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS (continued)

Depreciation and Amortization

Depreciation and amortization expenses were approximately $0 for the three months ended March 31, 2003 compared to approximately $220,884 in 2002. In 2002, we wrote off all remaining capitalized software and property and equipment.

Other Income (Expense)

Other income (expense) was $0 for the three months ended March 31, 2003 compared to approximately $15,622 for the three months ended March 31, 2002.

Other

During 2002, we issued common stock to raise cash, to convert debt to equity, to settle lawsuits, to pay for services and to acquire assets. We also use stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice.

We may continue to invest in introducing new concepts into the Internet marketplace as we go forward. These investments have up front costs with delayed revenue, if any, and could impact both the timing of our revenue and our net income or loss. These investments may also cause volatility in our quarter-to-quarter results.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146")
addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for
Certain Employee Termination Benefits and Other Costs to exit an Activity
(including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards
No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.
Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim
Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of
Statement 148 as of December 31, 2002 did not have a material impact on the
Company's financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15,
2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS (continued)

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),
"Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to
January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.
The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of approximately $70.35 million.
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

ITEM 3.   CONTROLS AND PROCEDURES

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

B. Reports on Form 8-K

                          None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                    INFORMATION ARCHITECTS CORPORATION
                                    (Registrant)

Date: May 20, 2003                  /s/ Michael L. Weinstein
                                        Michael L. Weinstein
                                        Principal Executive Officer
                                        Principal Accounting Officer
                                        Principal Financial Officer

                                 CERTIFICATIONS

I, Michael Weinstein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Information
   Architects Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have: (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared; (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003 ["Evaluation Date"]; and (iii)
   Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the
   Evaluation Date; 5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):
        (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and

       (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and 6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003              /s/ Michael Weinstein
                                    Principal Executive Officer
                                    Principal Accounting Officer
                                    Principal Financial Officer