Form 10-Q
period 2003-06-30
INFORMATION ARCHITECTS CORP
filed 2003-08-19
CIK 1018336

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

As of July 31, 2003 there were 27,156,089 shares of Information Architects
Corporation common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

   Consolidated Balance Sheets As of June 30, 2003
   (Unaudited) and December 31, 2002........................3

   Consolidated Statements of Operations (Unaudited)
   For the Six Months ended June 30, 2003 and 2002..........5

   Consolidated Statements of Cash Flows (Unaudited)
   For the Six Months ended June 30, 2003 and 2002..........6

   Notes to Unaudited Consolidated Financial Statements.....7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

PART II. OTHER INFORMATION

                                        2

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                               June 30,          December 31,
                              ----------------------------------
              ASSETS            2003                2002
                              ----------------------------------
                            (Unaudited)           (Audited)
CURRENT ASSETS:

Cash                         $    86,070           $      -
Accounts receivable               57,716                  -
Loans receivable                 124,500                  -
                              ----------------------------------

Total Current Assets             268,286                  -
                              ----------------------------------

FIXED ASSETS
Computer equipment                70,030                  -
Office equipment                     826                  -
Computer software                240,000                  -
                              ----------------------------------

                                 310,856                  -
Less: Accumulated depreciation   (36,297)                 -
                              ----------------------------------

Total Fixed Assets               274,559                   -
                              ----------------------------------

Total Assets                 $   542,845           $       -
                              ==================================

See accompanying notes to consolidated financial statements.
                                        3

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                               June 30,          December 31,
                              ----------------------------------
                                2003                2002
                              ----------------------------------
                            (Unaudited)           (Audited)

                         LIABILITIES AND STOCKHOLDERS'' EQUITY

CURRENT LIABILITIES:
Accounts payable             $   246,008           $   102,656
Accrued expenses and
       liabilities             1,615,522             1,565,522
Notes payable                     84,677                  -
Unearned revenues                 13,947                13,947
                              ----------------------------------

Total Current Liabilities      1,960,154             1,682,125
                              ----------------------------------

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value,
1,000,000 shares authorized;
- Issued and outstanding -
  290,850( 75,500 - December
   31, 2002,)                        291                    76
Common stock, $.001 par value,
50,000,000 shares authorized;
- Issued and outstanding -
26,370,993(4,082,095  - December
   31, 2002,)                     26,371                 4,082
Common stock issuable, $.001 par
value(5,000,000 shares)             -                    5,000
Additional paid-in capital    69,357,631            68,606,342
Deficit                      (70,801,602)          (70,297,625)
                             ----------------------------------

Total Shareholders' Deficit   (1,417,309)           (1,682,125)
                             ----------------------------------
Total Liabilities and
  Shareholders' Deficit      $   542,845            $      -
                             ==================================

          See accompanying notes to consolidated financial statements.

                                        4

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                             Three Months            Six Months
                                Ended                  Ended
                              June 30,                June 30,
                         2003      2002              2003       2002

REVENUES               $   1,821     $  32,472   $   1,821  $   47,845
                        ----------------------------------------------
OPERATING EXPENSES:
Cost of revenues                        31,440         -        34,618
Sales and marketing       14,530       223,299      14,530     549,693
Research and development     -         401,220         -       644,488
General & administrative 439,935     4,729,672     489,935   5,364,253
Depreciation and
      amortization         1,333       610,986       1,333     831,869
                       -----------------------------------------------
Total Operating
    Expenses             455,798     5,996,617     505,798   7,424,921
                       -----------------------------------------------

LOSS FROM OPERATIONS    (453,977)   (5,964,145)   (503,977) (7,377,076)

OTHER INCOME (EXPENSES):
Interest income            -             1,442        -         18,159
Interest Expense           -               -          -         (1,095)
Loss from disposal of
 assets                    -          (943,533)       -       (943,533)
Other                      -             2,328        -          2,328
                       -----------------------------------------------
Total Other Income
 (Expenses)                -          (939,763)       -       (924,141)
                       -----------------------------------------------
NET LOSS            $   (453,977)  $(6,903,908) $ (503,977)$(8,301,217)
                       ===============================================

Loss per share -
  Basic and diluted $      (0.22)   $    (1.06) $    (0.25)$     (1.28)
                       ===============================================
Weighted average common shares outstanding:
Basic and diluted       20,055,259   6,503,000   20,055,259  6,497,456
                       ===============================================

          See accompanying notes to consolidated financial statements.

                                        5

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                     Six Months       Six Months
                                       Ended             Ended
                                     June 30, 2003      June 30, 2002
                                   --------------------------------
Cash flows from operating activities:
  Net loss from operations           $  (503,977)       $(8,301,217)
  Adjustments to reconcile net loss
  to net cash used in operating
        activities:
 Depreciation and amortization             1,333            831,869
 Loss on disposal of assets                 -               943,533
 Non-cash expenses                          -                55,425
Decrease(increase) in assets:
 Accounts receivable                     (57,716)           (32,560)
 Prepaid expenses                           -               118,461
 Other receivables                      (124,500)            (5,143)
Increase (decrease) in:
  Accounts payable                       143,352             93,584
  Accrued payroll & commissions             -            (7,536)
  Accrued expenses and liabilities        50,000          2,537,035
  Unearned revenue                          -                 1,659
                                -----------------------------------
Net cash used in operating
   activities                           (491,508)        (3,464,890
                                -----------------------------------
Cash flows from investing activities:
  Purchase of property and
    equipment - net                     (275,892)          (350,308)
  Sale of short term investments            -               750,000
                                -----------------------------------
Net cash used in investing activities   (275,892)           399,692
                                -----------------------------------
Cash flows from financing activities:
  Proceeds from sale of stock, net       768,793              4,608
  Notes payable                           84,677               -
  Loans to officers                         -              (120,000)
                                -----------------------------------
Net cash provided by(used in)
 financing activities                    853,470           (115,392)
                                -----------------------------------
Increase(decrease) in cash                86,070         (3,180,590)

Cash and Equivalents at beginning
      of period                             -             3,304,282
                                -----------------------------------
Cash at  Equivalents at end of
   period                           $     86,070       $  1,581,030
                                ===================================

          See accompanying notes to consolidated financial statements.

                                        6

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
    NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements (continued)

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

During  April 2003,  the FASB issued SFAS 149 - "Amendment  of Statement  133 on
Derivative Instruments and Hedging Activities",  effective for contracts entered into or modified  after June 30,  2003,  except as stated  below and for hedging relationships designated after June 30, 2003. In addition, except as stated
below,  all provisions of this Statement  should be applied  prospectively.  The provisions of this Statement that relate to Statement 133 Implementation  Issues that have been effective for fiscal  quarters that began prior to June 15, 2003, should  continue to be applied in  accordance  with their  respective  effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued  securities or other  securities  that do not yet exist, should be applied to both  existing  contracts  and new  contracts  entered into after June 30, 2003.  The Company  does not  participate  in such  transactions.
However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
    NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements (continued)

During May 2003,  the FASB issued SFAS 150 - "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity",  effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June
15, 2003. This Statement  establishes standards for how an issuer classifies and measures certain financial  instruments with characteristics of both liabilities and  equity.  It  requires  that an issuer  classify  a  freestanding  financial instrument  that is  within  its  scope  as a  liability  (or an  asset  in some circumstances).  Many of those instruments were previously classified as equity.
Some of the  provisions  of this  Statement  are  consistent  with  the  current definition  of  liabilities  in FASB  Concepts  Statement  No.  6,  Elements  of
Financial  Statements.  The  Company  is  evaluating  the  effect  of  this  new pronouncement and will adopt FASB 150 within the prescribed time

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

Earnings Per Share

Basic loss per share is computed on the basis of the weighted  average number of common  shares  outstanding.  Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding  preferred  shares using the  "if-converted"  method and outstanding stock options and warrants using the "treasury stock" method.  For the six month periods  ending  June 30,  2003 and  2002,  all of the  Company's  common  stock equivalents  were excluded from the calculation of diluted loss per common share because they were antidilutive,  due to the Company's net losses in those years.
At June 30, 2003 there were options and warrants outstanding to purchase 772,428 common shares which may dilute future earnings per share.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
    NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Going Concern

Information     Architects     Corporation     and    Subsidiary     ("IA"    or
"Company")consolidated  financial  statements  for the six months ended June 30,
2003 have been prepared on a going concern basis which contemplated the realization  of assets and the settlement of liabilities in the normal course of business. The Company has just continued operations through the acquisition of a subsidiary  as reported  on a recent 8-K filing and has  incurred  continued  to incur losses for the six months ended totaling $ 503,977 and incurred  losses of
$7,747,000  for  the  year  ended  December  31,  2002,  and  its  shareholders'
deficiency  at June 30, 2003  approximated  ($1,417,309).  These  factors  raise substantial  doubt about the Company's  ability to continue as a going  concern.
The ability of the Company to continue as a going  concern is  dependent  on the
Company's  ability to acquire or establish a new operating  business,  establish its former  business,  generate  revenues  and/or raise  capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On June 16, 2003, the Company completed  through a share exchange  agreement the acquisition of Perceptre, LLC ("Perceptre"), whereas the members of Perceptre were  to  obtain  majority  voting  control  of the  Company..  These  financial statements reflect the acquisition of Perceptre as at June 30, 2003.

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
    NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

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

(balance of page intentionally left blank)

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

On December 13, 2002, the Company  entered into a share exchange  agreement with
Perceptre, LLC ("Perceptre"), whereas the members of Perceptre were to obtain majority  voting  control of the Company.  This  agreement was entered into with certain conditions precedent to closing. The transaction closed on June 16, 2003 and as such is reflected in the financial statements presented above.

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

RESULTS OF OPERATIONS

We suspended  all of our  operations  in December  2002.  In January  2003,  the
Company  restarted  operations in connection  with the intended  acquisition  of
Perceptre and as result incurred a net loss for the three months ended June 30,
2003 of $ 453,977  compared with a net loss for the June 30, 2002 of $ 6,903,908
The following financial discussion related to our operations.

IA had revenues of approximately $47,845 in 2002 compared to revenue of $1,821 in 2003. The decrease was  attributable to our suspended  operations in 2002 and the recent acquisition on June 16, 2003 of Perceptre.

Cost of Revenues and Gross Margin

Due to a suspension of our corporate operation during 2002 no meaningful comparisons  of cost of revenues  and gross margin can be made between the three months ended June 30, 2003 and 2002.

Sales and Marketing

Sales and marketing expenses were $14,530 and $326,394 for the three months ended June 30, 2003 and 2002, respecitively. The decrease in sales and marketing is due  to the  suspension  of all  business  operations  during  2002  and  the commencement of operations through Perceptre in 2003.

Research and Development

Research and development expenses were $0 and $243,268 for the three months ended  June 30,  2003 and 2002,  respectively.  The  decrease  in  research  and development  expenses is due to the suspension of all business operations during
2002 and no additional research and development  occurring through Perceptre for
2003.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS (continued)

General and administrative

General and  administrative  expenses  were  $439,935 for the three months ended
June 30, 2003 and  include  management  salaries of $ 98,885  mostly paid to Mr.
Mikey Weinstein, management fees of $ 91,462 paid to Focos Investments, consulting fees of $ 81,890, professional fees of $107,891, occupancy costs of $
25,141, wages of $ 5,897 and other general and administrative  expenses totaling
$ 28,769.  The  comparable  period  ending  June 30,  2002  showed  general  and administrative  expenses of $5,364,253 This decrease is due to the suspension of business operations during 2002.

Depreciation and Amortization

Depreciation and amortization  expenses were approximately  $1,333 for the three months ended June 30, 2003 compared to approximately $610,986 in 2002. In
2002,we wrote off all remaining capitalized software and property and equipment.

Other Income (Expense)

Other income (expense) was $0 for the three months ended June 30, 2003 compared to  approximately  $(939,763)  for the three  months  ended June 30,  2002 which related to the disposal of the existing business in 2002.

Other

During 2003, we issued common stock to raise cash, to pay for services and to acquire assets. We anticipate the continuation of this practice.

We may continue to invest in introducing new concepts into the Internet marketplace as we go forward. These investments have up front costs with delayed revenue,  if any,  and could  impact  both the timing of our revenue and our net
income  or  loss.   These   investments   may  also  cause   volatility  in  our
quarter-to-quarter results.

(the balance of the page left intentionally blank)

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 146,  "Accounting  for Exit or Disposal  Activities"  ("SFAS 146")
addresses  the  recognition,   measurement,  and  reporting  of  cost  that  are
associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3,  "Liability  Recognition  for
Certain  Employee  Termination  Benefits  and  Other  Costs to exit an  Activity
(including  Certain  Cost  Incurred  in  a  Restructuring),"   cost  related  to
terminating  a  contract  that  is not a  capital  lease  and  one-time  benefit arrangements received by employees who are involuntarily terminated- nullifying the guidance under EITF 94-3.  Under SFAS 146, the cost  associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the  Company  committed  to the exit plan.  This  statement  is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

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
                        OF OPERATIONS (continued)

RECENT ACCOUNTING PRONOUNCEMENTS(continued)

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

During  April 2003,  the FASB issued SFAS 149 - "Amendment  of Statement  133 on
Derivative Instruments and Hedging Activities", effective for contracts entered into or modified  after June 30,  2003,  except as stated  below and for hedging relationships  designated  after June 30, 2003.  In  addition,  except as stated
below,  all provisions of this Statement  should be applied  prospectively.  The provisions of this Statement that relate to Statement 133 Implementation  Issues that have been effective for fiscal  quarters that began prior to June 15, 2003, should  continue to be applied in  accordance  with their  respective  effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued  securities or other  securities  that do not yet exist, should be applied to both  existing  contracts  and new  contracts  entered into after June 30, 2003.  The Company  does not  participate  in such  transactions.
However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003,  the FASB issued SFAS 150 - "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity",  effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period  beginning  after June
15, 2003. This Statement  establishes standards for how an issuer classifies and measures certain financial  instruments with characteristics of both liabilities and  equity.  It  requires  that an issuer  classify  a  freestanding  financial instrument  that is  within  its  scope  as a  liability  (or an  asset  in some circumstances).  Many of those instruments were previously classified as equity.
Some of the  provisions  of this  Statement  are  consistent  with  the  current definition  of  liabilities  in FASB  Concepts  Statement  No.  6,  Elements  of
Financial  Statements.  The  Company  is  evaluating  the  effect  of  this  new pronouncement and will adopt FASB 150 within the prescribed time

                                       16
ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of approximately $70.8 million. In order to continue operations, we will once again seek additional funding from outside  sources.  Among the options that are currently  being explored to raise capital are the  issuance of stock  and/or debt  financing.  Without  additional funding, IA will not be able to continue operations.

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

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

        Exhibit 99.1      Certification Pursuant to 18 U.S.C. Section
                          1350, as  Adopted Pursuant to Section 906 of
                          the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

        Report filed on June 16, 2003 incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on our  behalf by the undersigned thereunto duly authorized.

                                    INFORMATION ARCHITECTS CORPORATION
                                    (Registrant)

Date: August 19, 2003                  /s/ Michael L. Weinstein
                                       ----------------------------
                                        Michael L. Weinstein
                                        Principal Executive Officer
                                        Principal Accounting Officer
                                        Principal Financial Officer

                                       18