Form 10QSB/A
period 2003-06-30
INFORMATION ARCHITECTS CORP
filed 2003-08-21
CIK 1018336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-QSB/A

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
         OF OPERATIONS

PART II. OTHER INFORMATION

THE FINANCIAL STATEMENTS CONTAINED IN THIS REPORT HAVE NOT BEEN REVIEWED BY OUR
INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES,
ALTHOUGH A REVIEW IS REQUIRED FOR THE FINANCIAL STATEMENTS INCLUDED IN THIS FORM
10-QSB.

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

LIABILITIES AND STOCKHOLDERS' EQUITY

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
                        ----------------------------------------------
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

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit 31      Certification Pursuant to 18 U.S.C. Section 1350, as  Adopted
                Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002

Exhibit 32      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
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

                                    INFORMATION ARCHITECTS CORPORATION
                                    (Registrant)

Date: August 21, 2003                  /s/ Michael L. Weinstein
                                       ----------------------------
                                           Michael L. Weinstein
                                           Principal Executive Officer
                                           Principal Accounting Officer
                                           Principal Financial Officer

