Form 10QSB
period 2003-09-30
INFORMATION ARCHITECTS CORP
filed 2003-12-04
CIK 1018336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

Commission File Number: 0-22325

INFORMATION ARCHITECTS CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	87-0399301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

         [X] Yes [ ] No

As of September 30, 2003 there were 27,156,089 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

   Balance Sheets As of September 30, 2003
   (Unaudited) and December 31, 2002

   Statements of Operations (Unaudited)
   For the Nine Months ended September 30, 2003 and 2002

   Statements of Cash Flows (Unaudited)
   For the Nine Months ended September 30, 2003 and 2002

   Notes to Unaudited Financial Statements

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

  Results of Operations

  Financial Condition and Liquidity

ITEM 3: CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  Signatures
3 5 6 7 12 13 17 17 17 17 18

INFORMATION ARCHITECTS CORPORATION
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2003	2002
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$7,726	$-
Accounts receivable	45,286	-
Loans receivable	257,119	-

Total Current Assets	310,131	-

FIXED ASSETS
Computer equipment	67,766	-
Office equipment	826	-
Computer software	727,142	-

	795,735	-
Less: Accumulated depreciation	(20,596)	-

Total Fixed Assets	775,139	-

Total Assets	$1,085,270	$-

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank indebtedness	$426,503	--
Accounts payable	156,416	$102,656
Accrued expenses and
liabilities	1,734,720	1,565,522
Notes payable	84,677	--
Unearned revenues	13,947	13,947

Total Current Liabilities	2,416,263	1,682,125

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value,
1,000,000 shares authorized;
- Issued and outstanding -
290,850( 75,500 - December
31, 2002,)	291	76
Common stock, $.001 par value,
50,000,000 shares authorized;
- Issued and outstanding -
27,156,089(4,082,095 - December
31, 2002,)	27,156	4,082
Common stock issuable, $.001 par
value(5,000,000 shares)	--	5,000
Additional paid-in capital	71,037,308	68,606,342
Deficit	(72,395,748)	(70,297,625)

Total Shareholders' Deficit	(1,330,993)	(1,682,125)

Total Liabilities and
Shareholders' Deficit	$1,085,270	$--

        See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2003 2002
	2003	2002	2003	2002
REVENUES	$110,547	$7,672	$112,368	$55,517

OPERATING EXPENSES:
Cost of revenues	30,004	4,923	30,004	39,541
Sales and marketing	--	77,884	14,530	627,577
Research and development	--	65,510	--	709,998
General & administrative	1,655,426	362,941	2,145,361	5,725,534
Depreciation and
amortization	19,263	660,417	20,596	1,492,286

Total Operating
Expenses	1,704,693	1,171,675	2,210,491	8,594,936

LOSS FROM OPERATIONS	(1,594,146)	(1,164,003)	(2,098,123)	(8,539,419)
OTHER INCOME (EXPENSES):
Interest income	--	2,326	--	20,485
Interest Expense	--	--	--	(1,095)
Gain(Loss) from disposal
of assets	--	1,484	--	(942,050)
Other	--	--	--	2,329

Total Other Income
(Expenses)	--	3,810	--	(920,331)

NET LOSS	$(1,594,146)	$(1,160,193)	$(2,092,123)	$(9,459,750)

Loss per share -
Basic and diluted	$(0.07)	$(0.016)	$(0.09)	$(1.41)

Weighted average common
shares outstanding:
Basic and diluted	22,352,595	7,158,264	22.352,595	6,720,146

        See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Cash flows from operating activities:
Net loss from operations	$(2,098,123)	$(9,459,750)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation and amortization	20,596	1,492,286
Loss on disposal of assets	--	942,050
Non-cash expenses	1,500,000	135,055
Decrease(increase) in assets:
Accounts receivable	(45,286)	--
Prepaid expenses	--	113,304
Other receivables	(257,119)	9,404
Increase (decrease) in:
Accounts payable	53,760	137,739
Accrued payroll & commissions	--	(20,674)
Accrued expenses and liabilities	169,198	2,794,666
Unearned revenue	--	(5,949)

Net cash used in operating
activities	(656,974)	(3,861,869)

Cash flows from investing activities:
Purchase of property and
equipment - net	(795,735)	(350,308)
Sale of short term investments	--	750,000

Net cash provided by (used in)
investing activities	(795,735)	399,692

Cash flows from financing activities:
Bank advances on purchase of assets	426,503	--
Proceeds from sale of stock, net	949,255	204,722
Notes payable	84,677	--
Loans to officers	--	(120,000)
Repayment of loans	--	129,944

Net cash provided by financing
activities	1,460,435	214,666

Increase(decrease) in cash	7,726	(3,247,511)
Cash and Equivalents at beginning
of period	--	3,304,282

Cash at Equivalents at end of
period	$7,726	$56,771

        See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with United States generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10- Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Information Architects Corporation 2002 Annual Report on Form 10-K. Certain reclassifications have been made for consistent presentation.

Recent Accounting Pronouncements

Statement No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”) addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring),” cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated – nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123‘s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148‘s amendment of the transition and annual disclosure requirements of Statement’s 123 are effective for fiscal years ending after December 15, 2002. Statement 148‘s amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company’s financial condition or results of operations.

INFORMATION ARCHITECTS CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements (continued)

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

During April 2003, the FASB issued SFAS 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

INFORMATION ARCHITECTS CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements (continued)

During May 2003, the FASB issued SFAS 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time

Commitments and Contingencies

Legal Matters

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that these matters will not have a material adverse impact on the Company’s financial position or its results of operations. Furthermore, the Company has brought to a conclusion its largest lawsuits, the Class Action lawsuit and the Gem Technologies, Inc. lawsuit.

Accrued expenses include $981,342 due to a law firm and $255,592 due to another law firm; both fees due related to legal work on the GEM Technologies case. These amounts are in dispute; however, the Company has conservatively accrued such amounts.

Earnings Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method. For the six month periods ending June 30, 2003 and 2002, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were antidilutive, due to the Company’s net losses in those years. At September 30, 2003 there were options and warrants outstanding to purchase 772,428 common shares which may dilute future earnings per share.

INFORMATION ARCHITECTS CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

Going Concern

Information Architects Corporation (“IA” or “Company”) financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has just continued operations through the acquisition of certain operating assets as reported on a recent 8-K filing and has incurred continued to incur losses for the nine months ended totaling $ 2,098,123 and incurred losses of $7,747,000 for the year ended December 31, 2002, and has a shareholders’ deficiency at September 30, 2003 of approximately ($1,330,993). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profits from the acquisition of the assets from Perceptre LLC. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On June 16, 2003, the Company completed through an asset acquisition agreement the acquisition of all of the assets of Perceptre, LLC (“Perceptre”), whereas the members of Perceptre were to obtain majority voting control of the Company.

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

On May 14, 2003, the Company registered pursuant to an S-8 Registration Statement, 6,000,000 shares of its common stock to be issuable under a new Year 2003 Stock Award Plan (the “2003 Plan”) which was approved by the Board. Such shares under the Plan are for employees, officers, directors, key consultants and advisors.

INFORMATION ARCHITECTS CORPORATION
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

Commitments

On May 12, 2003, the Company entered into agreements with two consultants for business advisory services. The terms of such agreements are from May 12, 2003 through December 31, 2003. These consultants shall receive as compensation 4,000,000 and 2,000,000 shares of the Company’s common stock issued pursuant to the Company’s 2003 Plan. Such shares are deemed contractually to be earned immediately and are nonrefundable thus achieving a measurement date for valuation purposes.

(balance of page intentionally left blank)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as, but not limited to: bankruptcy of the company, lawsuits against the company, the Company’s continued ability to comply with the Nasdaq Over the Counter Bulletin Board listing requirements; sale of the company; the financial condition of IA’s customers and vendors; unavailability of insurance; uninsured losses; adverse results in litigation; the effects of terrorist activity and armed conflict such as disruptions in general economic activity; general economic conditions that affect demand for computer software; currency fluctuations; trade sanctions or changes to U.S. tax law resulting from the World Trade Organization decision with respect to the extraterritorial income provisions of U.S. tax law; financial market volatility; and other issues discussed in the Company’s 2001 Annual Report on Form 10-K. We assume no obligation to update the information in this Form 10-Q.

Prior to December 2002, Information Architects Corporation (“IA or the “Company”) provided dynamic content delivery and interchange infrastructure solutions for business based on our core product, Jitzu.

On December 13, 2002, the Company entered into a share exchange agreement with Perceptre, LLC (“Perceptre”), whereas the members of Perceptre were to obtain majority voting control of the Company. This agreement was entered into with certain conditions precedent to closing. The agreement was subsequently amended whereby the Company acquired only the assets of Perceptre in exchange for the voting control. The transaction closed on June 16, 2003 and as such is reflected in the financial statements presented above.

Subsequent Event

On November 10, 2003, Greentech USA Corp (“Greentech”) acquired all interests in Perceptre. As part of that transaction Greentech agreed to assume two promissory notes owed to New Mexico Bank and Trust which has a security interest in the Company’s software and which the Company is liquidating. These notes are also personally guaranteed by Messrs. Weinstein, Desiderio and Aguir, directors of the Company. See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

IA’s discussion and analysis of its financial condition and results of operations are based upon IA’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires IA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities. IA evaluates its estimates on an on-going basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Other Disclosures for Shareholders’ Benefit

IA does not have any contractual obligations to make future payments and contingent commitments. iA is not involved in trading activities in commodity contracts.

RESULTS OF OPERATIONS

We suspended all of our operations in December 2002. In January 2003, the Company restarted operations in connection with the intended acquisition of the assets of Perceptre, LLC which was completed on June 16, 2003 and as result incurred a net loss for the nine months ended September 30, 2003 of $ 2,098,0123 compared with a net loss for the September 30, 2002 of $ 9,459,750 The following financial discussion related to our operations.

IA had revenues of approximately $55,517 in 2002 compared to revenue of $112,368 in 2003. Most of the revenues were generated in the three month period ended September 30, 2003 amounting to $ 110,547 representing the revenue generated after the purchase of the assets of Perceptre, LLC. In 2002 the revenue for the same three month period was only $ 7,672 relating to the fact the Company suspended operations in 2002 late in the year.

Cost of Revenues and Gross Margin

Due to a suspension of our corporate operation during 2002 no meaningful comparisons of cost of revenues and gross margin can be made between the three months ended September 30, 2003 and 2002.

Sales and Marketing

Sales and marketing expenses were $0 and $4,923 for the three months ended September 30, 2003 and 2002, respectively. The decrease in sales and marketing is due to the suspension of all business operations during 2002 and the commencement of operations from the purchase of assets from Perceptre in 2003. Although there were no sales and marketing expenses in this period, certain expenses that may have been classified as administrative have been incurred directly to enhance the sales efforts of the Company as evidenced by the increase level of sales. The Company is actively marketing its services and revenues are expected to continue to increase.

Research and Development

Research and development expenses were $0 and $65,510 for the three months ended September 30, 2003 and 2002, respectively. The decrease in research and development expenses is due to the suspension of all business operations during 2002 and no additional research and development occurring for 2003.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General and administrative

General and administrative expenses were $1,655,426 for the three months ended September 30, 2003 and include management salaries of $42,890 mostly paid to Mr. Mikey Weinstein, consulting fees of $1,548,812, professional fees of $59,398, occupancy costs of $ 6,761, wages and benefits of $ 55,869 and other general and administrative expenses totaling $ 74,315. Deducted from general and administrative expenses included items paid by the Company on behalf of Perceptre, LLC for the period January to June 2003 totaling $ 132,619 to liquidate debt owed to a bank having a security interest in the Company’s software acquired from Perceptre, amounts paid as a management fee to Perceptre. The comparable period ending September 30, 2002 showed general and administrative expenses of $2,145,361 This decrease is due to the suspension of business operations during 2002.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $19,263 for the three months ended September 30, 2003 compared to approximately $660,417 in 2002. In 2002,we wrote off all remaining capitalized software and property and equipment.

Other Income (Expense)

Other income (expense) was $0 for the three months ended September 30, 2003 compared to approximately $(920,331) for the three months ended September 30, 2002 which related to the disposal of the existing business in 2002.

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

(the balance of the page left intentionally blank)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”) addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring),” cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated – nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123‘s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148‘s amendment of the transition and annual disclosure requirements of Statement’s 123 are effective for fiscal years ending after December 15, 2002. Statement 148‘s amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RECENT ACCOUNTING PRONOUNCEMENTS(continued)

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

During April 2003, the FASB issued SFAS 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of approximately $72.4 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

Bank Debt

New Mexico Bank and Trust holds a security interest in the Company’s software in connection with two loans made by the bank to acquire the software. This debt was being serviced by Perceptre in which Messrs. Weinstein, Desiderio and Aguir were principals at the time of the acquisition of the software by the Company. The Company has paid a total of approximately $132,619 in fiscal 2003 in connection with the liquidation of this debt and was making monthly payments of approximately $1550 per month on one note and approximately $15,400 per quarter on the other note. At September 30, 2003, the total amount of this indebtedness as shown on the Company’s balance sheet was $426,503. As indicated above, Greentech USA Corp has acquired all of the interest in Perceptre and agreed to assume this indebtedness.

IMPACT OF INFLATION

We believe that inflation will not have a material impact on our future operating results.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that these matters will not have a material adverse impact on the Company’s financial position or its results of operations.

ITEM 5: OTHER INFORMATION

On November 10, 2003, Perceptre entered into a contract with Greentech USA Corp. in which Greentech acquired Perceptre, owner of 215,530 shares of the Company’s Series B Preferred Stock. At September 30, 2003, there were 24,156,089 shares of the Company’s Common Stock issued and outstanding. Each share of the Company’s Series B Preferred Stock has 200 votes and each share of Common Stock has one vote. Thus, had the transaction been consummated at September 30, 2003, Greentech would have 43,106,000 votes and the holders of Common Stock would have 24,156,089 votes.

IACH, Rhino Corp, which is a minority-owned high-tech Defense Contractor, and FOCOS Inc have a joint venture that has the exclusive license of the Perceptre on-line employee screening software services to the Federal, State and local government markets. FOCOS has a 20% interest in the joint venture and, Messrs. Weinstein, Desiderio and Aguir, directors of the Company, are principals of FOCOS.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

A.     Exhibits

Exhibit 31.1 Exhibit 32.1	Certification Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.     Reports on Form 8-K

        Report filed on June 16, 2003 incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Date: November 20, 2003	INFORMATION ARCHITECTS CORPORATION (Registrant) /s/ Michael L. Weinstein Michael L. Weinstein Principal Executive Officer Principal Accounting Officer Principal Financial Officer