Form 10KSB
period 2003-12-31
INFORMATION ARCHITECTS CORP
filed 2004-04-16
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER 0-22325


                       INFORMATION ARCHITECTS CORPORATION
     -----------------------------------------------------------
          (Name of small business issuer in its charter)

              NORTH CAROLINA               87-0399301
        ------------------------       ----------------------
(State or other jurisdiction (I.R.S. EMPLOYER IDENTIFICATION NO.) of incorporation or organization

            6500 NW 15th Ave Suite 300, Ft. Lauderdale, Florida 33309
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

  Issuer's telephone number    954-545-8181


Securities registered under Section 12(b) of the Exchange Act:

   Title of each class             Name of each  exchange on which registered

         None                                N/A
------------------------       ----------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
      --------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year $208,225.

     The aggregate market value of the voting and non-voting equity held by non-affiliates at which common equity was sold as of December 31, 2003 was $ 14,233,960.


     The number of shares of common equity outstanding as at December 31, 2003 is 33,656,089

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      N/A

Transitional Small Business Disclosure Format Yes     No   X
                                                  ----   -----

                                     PART I

FORWARD-LOOKING STATEMENTS

     The matters discussed in this Annual Report on Form 10-KSB should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein. We undertake no duty to update this information after the date of this document.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Information Architects Corporation and Subsidiary (the "Company" or "iA") was a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. The Company suspended operations in late 2002.

     In 2003, the Company acquired the assets and Perceptre, LLC as outlined below and commenced providing services using the Perceptre software.

     On June 16, 2003, the Company closed a definitive Asset Acquisition Agreement whereby IARC acquired all assets of Perceptre LLC, a New Mexico limited liability corporation (the "Acquisition"). As a result of the acquisition, the assets of Perceptre were transferred to IARC for 215,350 shares of IARC Series B preferred stock

     Each share of Series B Preferred shall be converted automatically into 100 shares of fully paid and nonassessable shares of common stock (the "Conversion Rate") without any further action by the holders of such shares. The holder of each share of Series B Preferred shall have the right to 200 votes for each share of preferred stock on the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such votes to be counted together with all other shares of capital stock of the Corporation having general voting power and not counted separately as a class. Except as otherwise required by law or as set forth in the Articles of Incorporation, the holders of Series B Preferred shall not vote separately as a class. Holders of Series B Preferred shall be entitled to notice of any shareholders' meeting in accordance with the Bylaws of the Corporation.

     The business of Perceptre, LLC is the licensing to governmental and commercial sector customers of its on-line, pre-employment screening, background investigation software ordering system. The Perceptre software ordering system consists of a user interface designed for ease of use, breadth of information availability as well as speed and flexibility. The Perceptre software provides a fast and affordable on-line ordering system for use by employers, or any other inquiring entities, in their quests to review the records of anyone of interest in many personnel arenas such as criminal records, civil court records, motor vehicle records, and, of course, credit bureau records.

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

     Management suspended operations in connection with its original Jitzu software in 2002 and acquired from Perceptre LLC its software and thus is able to license this software to governmental and commercial sector customers. iA has hired a sales force to market its unique Perceptre software as reflected in the financial statements of the Company.

SOFTWARE DEVELOPMENT

     In keeping with the Company's new direction we have suspended our investment in ongoing development to enhance its previous core product, Jitzu and as such did not incur any research and development expenditures in 2003. We capitalized approximately $679,000 and $321,000 related to the internal development costs associated with Jitzu and its underlying framework, SmartCode in 2001 and 2000, respectively, which was written off in 2002. Our research and development costs totaled approximately $710,000, $1,249,000 and $1,811,000 in 2002, 2001 and 2000, respectively.

COMPETITION

     The market for Internet information solutions is rapidly emerging and is characterized by intense competition. We expect existing competition and competition from new market entrants to increase dramatically. In this market, new products are frequently introduced, and existing products are often enhanced. In addition, new companies and alliances among existing companies may be formed that rapidly achieve a significant market position. Potential customers may seek to develop in-house solutions, making it more difficult for us to sell and or license our Perceptre software products to them.


Employees

As of December 31, 2003 we had one employee, our CEO.

ITEM 2.  DESCRIPTION OF PROPERTY

     Presently, the Company shares space with Greentech USA, Inc.("Greentech") at 6500 NW 15th Avenue, Suite 300, Ft. Lauderdale, Florida 33309. The Company has entered into a management agreement which will be more fully described below whereby part of the fee paid to Greentech covers the provision of office space to IA.

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

ITEM 3.  LEGAL PROCEEDINGS

     At present the Company is not subject to any legal proceedings.

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

     On December 12, 2002, shareholders holding 2,155,346 post-split shares of common stock of the total 4,082,095 post-split shares issued and outstanding approved by written consent, the following:

     1. Agreement made as of the 12th day of December between Percepter LLC., a New Mexican limited liability corporation and the Corporation is approved, ratified and affirmed (this agreement was subsequently amended to reflect an asset purchase and assumption of certain debts of Perceptre and was completed on June 16, 2003 as reported in its Form 8-K filing of June 2003).

     2. The Corporation shall effect a 1 for 3 reverse stock split of its common stock for holders of record as of December 12, 2002. No fractional shares shall be issued. Fractional shares shall be rounded up to the next whole share. This reverse split became effective in April 2003 for shareholders of record in April 23, 2003.

     3. Article One of the Amended and Restated Articles of Incorporation of the Corporation shall be amended in its entirety to state: 1. The name of the corporation is Perceptre Corporation.(this amendment was not acted upon and the name of the Company was not changed).

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     Our common stock currently trades on the OTC Bulletin Board under the symbol "IACH". From February 4, 2002 to March 4, 2002, our stock traded under the symbol "IARCD." The "D" informs investors of the stock split as discussed in
Item 4. The common stock was admitted to trading on the National Market on December 3, 1997. From 1982 through December 2, 1997, the common stock traded on the Bulletin Board, first as Enertronix and later as Alydaar. The following table sets forth the range of high and low closing sale price as reported by the OTC Bulletin Board for our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

     In April 2003, we completed a one-for-three reverse stock split of the common stock and equivalents. All per share data, stock prices and numbers of common shares and equivalents have been retroactively adjusted to reflect the latter stock split.

For Year Ended December 31, 2003            High                  Low
----------------------------    ----------------    -----------------
1st Quarter Ended March 31, 2003       $    0.57    $            0.12
2nd Quarter Ended June 30, 2003        $    2.20    $            0.10
3rd Quarter Ended September 30, 2003   $    2.00    $            0.12
4th Quarter Ended December 31, 2003    $    0.22    $            0.06


For Year Ended December 31, 2002            High                  Low
----------------------------    ----------------    -----------------
1st Quarter Ended March 31, 2002       $    4.47    $            1.20
2nd Quarter Ended June 30, 2002        $    3.24    $            1.47
3rd Quarter Ended September 30, 2002   $    1.38    $            0.27
4th Quarter Ended December 31, 2002    $    0.45    $            0.09

BENEFICIAL HOLDERS

     As of April 15, 2004, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

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

     On December 12, 2002, we issued 5,000,000 shares of our common stock to a consultant for business development services rendered. These shares were valued at $750,000 or $0.15 per share or the fair value on the date of the grant. These shares had not been issued as of December 31, 2002 and were presented as issuable. These shares were issued in 2003.

     On June 16, 2003 the Company issued 215,350 preferred shares in connection with the purchase of the net assets of Perceptre LLC

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

     The Company has an employee stock purchase plan to provide eligible employees with the opportunity to purchase shares of its common stock through payroll deductions. Participants of the plan purchase shares of the Company's common stock at six-month intervals at 85 percent of the lower of the fair market value on the first or last day of each six-month period. The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. On January 25, 2002, the Company's shareholders voted to approve an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the one-for-five reverse split in January 2002. The plan has not been amended for the most recent one-for-three reverse stock split. Of the 200,000 shares authorized to be issued under the Purchase Plan, 191,625 shares remained available for issuance as of December 31, 2003. During 2002, 2001 and 2000, employees purchased 1,540, 3,910 and 2,925 shares for approximately $4,600, $73,000 and $122,000, respectively.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prior to December 2002, Information Architects Corporation and Subsidiary ("iA" or the "Company") provided dynamic content delivery and interchange infrastructure solutions for business based on our core product, Jitzu. In December 2002 the Company suspended operations in connection with the sale and distribution of its core product. In 2003, the Company's revenues which commenced in June 2003 are derived from its Perceptre LLC software applications.

     The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-KSB (Note: On February 1, 2002, iA effected a one-for-five reverse stock split on its common stock and equivalents to shareholders of record as of November 30, 2001. In April 2003, the Company effected a one-for-three reverse stock split on its common stock and equivalents to shareholders of record as of April 23, 2003. All per share data and numbers of common shares and equivalents have been retroactively adjusted to reflect the latest reverse stock split. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Deferred Tax Asset

     iA increased its valuation allowance against the deferred tax asset attributable to its net operating loss carry forwards by recognizing a provision for income taxes of $1,800,000 in 2001. iA made the determination to eliminate the deferred tax asset based on trends from our historical operations and iA's uncertainty in turning its operations around in the near future. This judgement had a material impact on our financial statements. Based on iA's weighted average common shares outstanding of 2,135,678 as of December 31, 2001, the $1,800,000 charge impacted our loss per common share by approximately $0.84.

Other Disclosures for Shareholders' Benefit

     iA has entered into a management agreement with Greentech USA, Inc.("Greentech") on November 19, 2003. This is a 3 month contract with monthly automatic renewals The agreement calls a monthly fees of $35,000 for the services to be provided commencing in November 2003. The services provided are but not limited to bookkeeping services, coordination of bookkeeping with the Company's external CPA and auditors, senior management services coordinating the day-to-day operations of its offices, coordination and management of all its IT functions, coordination and supervision of all external consultants and professionals, coordination, supervision and management of sales, marketing and public relations of the Company.

     In addition the Company engaged one of Greentech's subsidiaries Digi eSolutions to review the Company's operations, marketing strategies, internet presence and to assist the Company with its SEC filings and press releases and other related services including the payment of all costs associated with this review. For these services Digi eSolutions received $ 350,000 paid by way of the Company's free trading stock. This stock has not been issued as of December 31, 2003.

RESULTS OF OPERATIONS

     The Company commenced operations in June 2003 when it purchased the assets of Perceptre LLC. For the fiscal year ended December 31, 2003 the Company incurred a loss of $1,454,236 compared to a loss of $7,747,189 for the year ended December 31, 2002.

The following financial discussion related to our operations.

     iA had revenues of approximately $208,225 in 2003 compared to $63,125 in 2002. All the revenues in 2003 is derived from sales related to the Perceptre software while the operations in 2002 were suspended.

     iA was affected by the economic weakness as generally seen throughout the technology industry which caused the Company to take this new direction.


Cost of Revenues and Gross Margin

     iA reported 2003 cost of revenues of approximately $46,805 compared to $38,000 in 2002. Cost of revenues in 2003 relates to support services required in connection with services provided by the Company to its customers.

Sales and Marketing

     Sales and marketing expenses were approximately $ 16,449 in 2003 as compared to $627,000 in 2002. The reduction is attributed to the new direction of the Company.

Research and Development

     There were no research and development expenses in 2003 as compared to approximately $710,000 in 2002. Research and development efforts were suspended in 2002 when the Company abandoned the sale of its original core product.

General and Administrative

     General and administrative expenses were approximately $3,205,700 in 2003 compared to $7,444,000 in 2002. Included in general and administrative expenses approximately $2,391,650 represents consulting and management fees incurred and paid for with common stock of the Company. In 2002 this number was $1,240,000. As management continues its cost reduction plan from 2001, declines in payroll and related costs contributed to iA's most significant cost reductions. Payroll and related costs declined to approximately $89,000 in 2003 from $1.3 million in 2002 reflecting the Company's new direction.

Depreciation and Amortization>

     Depreciation and amortization expenses were approximately $59,000 in 2003 as compared to $1,010,000 in 2002. In 2002, we wrote off all remaining capitalized software. The Company revised the estimated life of certain computer equipment from five years to three years and revised the estimated life of technology purchased in 1999 from three to two years. The Company did not incur any additional depreciation in 2003 in connection with the adjustment of the estimated life of its technology as these assets were all written off in 2002. In 2002 this number was $240,000.

Other Items

     Other income was approximately $1,668,180 which represents reversal of prior years' provision for losses on ongoing lawsuits which have either been settled or have been abandoned. The reversal in 2002 was $2,019,000. In addition certain accounts payable relating to operating leases was settled in 2002 representing the balance of the other income of $ 3,517,000. This income in 2002 was offset by a loss from the sale/abandonment of assets of $1,520,000. We had no interest income in 2003 as compared to approximately $21,000 in 2002.



Provision for Income Taxes

     During 2001, management eliminated its deferred tax asset by increasing the valuation allowance attributable to iA's net operating loss carry forwards. This elimination resulted in a $1,800,000 provision for income taxes. This charge did not require the payment of cash. No provision for or benefit from income taxes 2003 or 2002.


Other

     During 2003 and 2002, we issued common stock to raise cash, to convert debt to equity, to settle lawsuits, to pay for services and to acquire assets. We also use stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice.

     We may continue to invest in introducing new concepts into the Internet marketplace as we go forward. These investments have up front costs with delayed revenue, if any, and could impact both the timing of our revenue and our net income or loss. These investments may also cause volatility in our quarter-to-quarter results.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we had an aggregate net loss of $71.8 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, iA will not be able to continue operations.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS
AND FINANCIAL CONDITION

     iA participates in a highly volatile industry that is characterized by intense industry-wide competition. Industry participants confront aggressive pricing practices by competitors, continually changing customer demand patterns and rapid technological developments. The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this Annual Report on 10-KSB. We believe that in the future our results of operations and financial condition could be affected by various factors, including, but not limited to:

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE
 AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL

     Since inception, we had an aggregate net loss of $71.8 million. In order to continue operations throughout 2004, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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


WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND. LEGAL UNCERTAINTIES

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Salberg & Company P.A. were replaced by Atkins & Russell CPA's on August 21, 2003 Their report on our financial statements for the year ended December 31, 2002 did not contain any qualifications or adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern through December 31, 2002.

ITEM 8A.  CONTROLS AND PROCEDURES

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:

---------------------------------------------------------------------
Name                 Age         Position             Since
-------------------------- -----------------------------------------
Michael Weinstein          53     CEO                  December 2002
--------------------------------------------------------------------
Michael Clark                     President            December 2003
--------------------------------------------------------------------
Alfred Tracy               53     Director             December 2003
--------------------------------------------------------------------
William Overhulser                Director, COO
                           35        Secretary         December 2003
--------------------------------------------------------------------
Charles Maurice            39      Director            December 2003
--------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2003 through December 31, 2003, the registrant has been unable to determine if the prior directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them. The current officers and directors own no stock of the registrant.


     Michael L. Weinstein has been Chairman and CEO since December 2002. From 2000 to December 2002, he was managing director of FOCUS Investments, a business acquisition company. From 1997 to 2000, he was COO of Ben Ezra, Weinstein & Amp; Co, a software development company.

     Michael Clark is a seasoned executive in the employment screening industry. As President of Accurate Research Solutions an employment screening company located in Tampa, Florida he handled all executive management and operational components of the business. In 2003 he sold his company to Information Architects Corporation. Mike's knowledge of the criminal justice system and court procedures is supported by his employment experience with the New York State Department of Corrections, Department of Children & Families, Florida
State Child Abuse Investigations and Burns International. As President he actively participates in the day-to-day operations supporting our larger clients, coordinating the efforts of our various divisions as well as working with our IT group in formulating enhancements to the Perceptre product. He is a graduate of Syracuse University with a Bachelor degree in Criminal Justice and a minor in Psychology

     ALFRED TRACY III has served as secretary and director of Greentech USA, Inc since September 2001 and just recently became a director of iA.. Mr. Tracy has an extensive background in software engineering, project management, and program management. Most recently, he has held the position of Director of Solutions for Technisource Inc. During his tenure at Technisource, Mr. Tracy was responsible for helping to increase sales from $10 million to its 1999 volume of $146 million. Mr. Tracy received his Bachelor of Science Degree in Computer Science from The University of North Florida, and a Master of Science Degree in Computer Science from Florida State University.

     William Overhulser entered into active duty with the US Air Force in 1986. He achieved Honor Graduate status, attended NCO training courses, and received several medals including Good Conduct, and Small Arms Expert Marksmanship. While in the Air Force, he completed several college courses under Air Force Continuing education program. After being honorably discharged in the early 90's William held several positions in the Cellular Telephone industry related to sales and marketing. In the late 90's William was a key player in developing on-line systems using cognitive and psychometric assessments for hiring applicants as well as background checks, this corporation was subsequently sold, William then developed the Perceptre system which is Information Architects' flagship product

     Charles Maurice is a native of Newcastle Upon Tyne and a graduate of the University of the South Bank's Business School. After leaving his post as General Manager of the second largest direct marketing agency in the UK in 1990, Charles moved to Israel. During the 90's Charles held several positions including: Senior Partner of an international business consulting firm, Bridge House Management Ltd; CEO of CABS Ltd, a subsidiary of Tri-United Technologies Inc.; consultant to the Israeli Foreign Ministry and the Israeli Ministry of Science; as well as a number of directorships with Israeli start-up firms (both hi-tech and manufacturing). In August 2000, at the request of our parent company, Tri-United, Charles moved to Southern Florida to take up the position of CEO of iCABS.com, Inc., a company that has just been acquired by iA. Charles became the President of iCABS in June 2001. He has recently become a director of iA.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth information with respect to compensation paid by the Company for the services of the Company's Chief Executive Officer and Chief Operation Officer for the the year ended December 31, 2003 as they were not officers in 2002.

                            SUMMARY COMPENSATION TABLE

                              Long Term Compensation
                         -------------------------------
 Annual Compensation
       Awards                    Payouts
------------------------        ----------     --------------
(a)             (b)             (c)             (d)             (e)
                                                                Other
                                                                Annual
Name and Principle                                              Compen-
   Position       Year           Salary ($)      Bonus ($)      sation ($)
- ----------------- -------       -----------     ----------   --------------
Micheal Weinstein  2003          $ 132,000       $     -      $       -
Chief Executive
Officer

WILLIAM OVERHULSER 2003             19,391             -              -
Chief Operating
Officer

LEON SHKLAR       2002             50,000             -              -
Chief Technology  2001            150,000             -              -
Officer           2000            127,000             -              -

THOMAS J. DUDCHIK 2002             50,000             -              -
Senior Executive  2001            100,000             -              -


                     OPTION/SAR GRANTS IN PRIOR FISCAL YEARS


Individual Grants
 ----------------------------
(a)        (b)       (c)             (d)
                        Number of       % of Total
                        Securities      Options/SARs
                        Underlying      Granted to      Exercise
                        Options/SARs    Employees in    Price
Name                    Granted(#)(1)   Fiscal Year     ($/Sh)
- ----------------        -------------   -------------   ---------
Robert F. Gruder                21,667          53.5%    $19.95

J. Wayne Thomas                  8,333          20.6%    19.95

Thomas J. Dudchik                5,000          12.4%    19.95


                                           Potential Realizable Value
                                             At Assumed Annual Rates
                                            of Stock Price Appreciation
                                               for Option Term
                                           --------------------------------
                               (e)               (f)           (g)
                               Expiration
                                  Date          5%($)            10%($)
                               ---------      --------        --------

Robert F. Gruder                8/14/11         $ 0             $ 0

J. Wayne Thomas                 8/14/11           0               0

Thomas J. Dudchik               8/14/11           0               0

(1) All options listed were granted pursuant to the Company's stock option plan. Option exercise prices were at the market price when granted. The options have a term of ten years and vest in one year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 15, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors and
(iii) all of the aforementioned as a group:

Names of                Amount and Nature of Beneficial Ownership       Percent
Beneficial Owner (1)       of Common Shares as of 4/15/04               of Class
- --------------------    -----------------------------------------    --------
Michael Clark                        146,078 Common                   .004%

William Overhulser                   407,768 Common                    1.2%

Albert Tracy                               0 Common

Charles Maurice                            0 Common


TOTALS( 4 people)                    553,846



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2001, a loan in the amount of $9,944 issued to an officer was repaid full in 2002.

     During the second quarter of 2002, a loan in the amount of $110,000 was issued to an officer and principal shareholder of the Company, and a $10,000 loan was issued to an officer. The loans were repaid in full with interest during the third quarter of 2002.

     In April 2003, 5,000,000 shares of common stock which were issuable in 2002 were issued to Lewco Corporation. The key officer of Lewco Corporation is an immediate family member of a consultant affiliated with the Company.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Information Architects Corporation are included in Item 8:

       Consolidated Balance Sheets at December 31, 2003 and 2002
       Consolidated Statements of Operations for the years ended December 31, 2003, and 2002
       Consolidated Statements of Cash Flows for the years ended December 31, 2003, and 2002
       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, and 2002
       Notes to Consolidated Financial Statements for the years ended December 31, 2003, and 2002
       Report of Russell & Atkins LLP






(1)(2)   List of Exhibits

         23.1 Consent of Independent Accountants

         31 & 32 Sarbanes-Oxley Certification

(b) Reports on Form 8-K

          April 22, 2003 - Change in Company's accountants
          May    5, 2003 - Proposed purchase of Perceptre, LLC
          June  16, 2003 - Asset purchase of Perceptre software
          Aug   21, 2003 - Change in Company's accountants
          Sep   22, 2003 - Valuation of Perceptre software

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

By: s/s Michael Clark
------------------------
Michael Clark, President



April 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  s/s  William Overhulser
   -----------------------
   William Overhulser COO, Director               April 15, 2004

By:  s/s Albert Tracey
   -----------------------
     Albert Tracey, Director                      April 15, 2004

By: s/s Charles Maurice
--- --------------------------
    Charles Maurice,  Director                    April 15, 2004

By: /s/ Michael Clark
------------------------------
    Michael Clark, President                      April 15, 2004

By: /s/ Michael Weinstein
------------------------------
   Michael Weinstein, CEO                         April 15, 2004

EXHIBIT 23.1

Independent Auditors' Consent
The Board of Directors
Information Architects Corporation

     We consent to the incorporation on Form 10KSB with respect to our report dated April 15, 2004 consolidated balance sheets of Information Architects Corporation and subsidiaries as of December 31, 2003 and December 31, 2002(prepared by another firm of accountants), and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003 and December 31, 2002.

Russell & Atkins, PLC
Oklahoma City, Oklahoma
April 15, 2004



                                                   Exhibit 31.1
                                 CERTIFICATION

I, Micheal Weinstein, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of Information Architects Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");

     (c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2004                    /s/ Michael Weinsten
                                       --------------------
                                        Michael Weinstein
                                        Chairman,  & Chief Executive Officer

EXHIBIT 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Information Architects Corporation (the "Corporation") for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Chairman and Chief Executive Officer of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Michael Weinstein
-------------------------------
Michael Weinstein
Chairman and Chief Executive Officer
April 15, 2004

                                                   Exhibit 31.2
                                 CERTIFICATION

I, Micheal Clark, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of Information Architects Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");

     (c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2004                    /s/ Michael Clark
                                       --------------------
                                        Michael Clark
                                        President

                                                                EXHIBIT 32.2

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Information Architects Corporation (the "Corporation") for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Chairman and Chief Executive Officer of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Michael Clark
-------------------------------
Michael Clark
President
April 15, 2004

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2003

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
----------------------------------------------------------------------------
                                                  2003            2002
ASSETS

CURRENT
Cash                                         $     -          $    -
Accounts receivable                             55,564             -
Loans receivable                               259,969             -
Prepaid expenses                             1,083,333             -
----------------------------------------------------------------------------

Total Current Assets                         1,398,866             -
----------------------------------------------------------------------------

FIXED - AT COST
Perceptre software                             727,142             -
Computer equipment                              70,795             -
----------------------------------------------------------------------------

                                               797,937             -
Less: Accumulated depreciation                 (59,173)            -
----------------------------------------------------------------------------

Total Fixed Assets                             738,764             -
----------------------------------------------------------------------------

Total Assets                               $  2,137,630        $    -
----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
----------------------------------------------------------------------------

                                                 2003              2002

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES

CURRENT
Bank indebtedness                          $     6,191         $    -
Accounts payable and accrued charges           316,084          1,668,178
Unearned revenue                                  -                13,947
Loans payable                                   18,500              -
-----------------------------------------------------------------------------

Total Current Liabilities                      340,775          1,682,125
-----------------------------------------------------------------------------

LONG TERM
Notes payable                                   84,638                -
Loans payable - non-current                    424,323                -
-----------------------------------------------------------------------------

Total Long-Term Liabilities                    508,961                -
-----------------------------------------------------------------------------

Total Liabilities                              849,736           1,682,125
-----------------------------------------------------------------------------

SHAREHOLDER EQUITY
Preferred stock, authorized - 1,000,000, par
 value $.001,
 - issued and outstanding - 291,350(2002 -
        75,500)                                    291                  76
Common stock, authorized - 50,000,000, par
  value $ .001
 - issued and outstanding - 33,656,089
      (2002 - 4,082,095)                        33,656               4,082
Common stock issuable - 5,000,000 shares
        (2002 - 5,000,000)                       5,000               5,000
Additional paid in capital                  73,000,808           68,606,342
Deficit                                    (71,751,861)         (70,297,625)
------------------------------------------------------------------------------

Total Shareholder Equity                     1,287,894           (1,682,125)
------------------------------------------------------------------------------

Total Liabilities and Shareholder Equity  $  2,137,630          $      -
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003
-----------------------------------------------------------------------------

                                               2003                  2002

REVENUE                                  $  208,225            $    63,125
-----------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                                46,805                 37,708
Sales and marketing                          16,449                627,402
Research and development                        -                  710,196
General and administrative                3,206,213              7,443,653
Depreciation and amortization                59,173              1,010,411
-----------------------------------------------------------------------------

Total Operating Expenses                  3,328,640              9,829,370
-----------------------------------------------------------------------------

LOSS FROM OPERATIONS                     (3,120,415)            (9,766,245)
-----------------------------------------------------------------------------

OTHER ITEMS
Interest income                               -                     20,531
Interest expense                             (2,001)                (1,104)
Settlement gain                           1,668,180              3,517,395
Loss on disposal of assets                    -                 (1,520,095)
Other                                         -                      2,329
-----------------------------------------------------------------------------

Total Other Items                         1,666,179              2,019,056
-----------------------------------------------------------------------------

NET LOSS                               $ (1,454,236)          $ (7,747,189)
-----------------------------------------------------------------------------


Weighted average common shares
  outstanding -
  Basic and fully diluted                24,827,722             2,681,535
                              ===================== =====================

Net loss per share -
 Basic and fully diluted           $          (0.06)    $          (2.89)
                              ===================== =====================

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
-----------------------------------------------------------------------------

                                             2003                2002

Cash Flows From Operating Activities:
  Net loss for the year                  $ (1,454,236)     $ (7,747,189)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization               59,173         1,010,411
   Stock issued for services                3,475,000         1,239,633
   Settlement gain                             -             (3,517,395)
   Loss on disposal of assets                  -              1,520,095
   Other comprehensive loss                    -                 33,530
   Changes in assets and liabilities:
    Increase in accounts receivable           (55,564)              -
    Increase in loans receivable             (259,969)              -
    Increase in prepaid expenses           (1,083,333)          126,653
    Decrease in other assets                   -                  9,404
    Increase(Decrease) in accounts payable (1,352,094)        3,478,350
    Decrease in unearned revenue              (13,947)          (13,556)
    Increase in loans payable                  18,500               -
-----------------------------------------------------------------------------

Net Cash Used in Operating Activities        (666,470)       (3,860,064)
-----------------------------------------------------------------------------

Cash Flows From Financing Activities
 Increase(Decrease) in notes payable           84,638              -
 Loan to officer                                 -               9,944
 Increase in loans payable - other            424,323              -
 Maturity of short term investment               -             750,000
 Proceeds from sale of stock                  866,826          100,000
-----------------------------------------------------------------------------

Net Cash Provided By Financing Activities   1,375,787          859,944
-----------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITES
 Purchase of fixed assets - net              (715,508)        (350,308)
 Proceeds from sale of fixed assets              -              46,146
-----------------------------------------------------------------------------

Net Cash Used In Investing Activities        (715,508)        (304,162)
-----------------------------------------------------------------------------

Net change in cash                             (6,191)      (3,304,282)

Cash and Cash Equivalents - Beginning of Year    -           3,304,282
-----------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year     $  (6,191)      $     -
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY
FROM DECEMBER 31, 1999 TO DECEMBER 31, 2003
                                                            Common Stock
                        Preferred Stock     Common Stock        Issuable
                         Shares  Amount  Shares      Amount  Shares   Amount
----------------------------------------------------------------------------

Balance - December
   31, 1999                -   $   -    1,833,034   $ 1,833    -     $   -

Comprehensive loss
  Net loss - Dec 31, 2000  -       -        -           -      -         -

  Translation adjustment   -       -        -           -      -         -
Issuance of preferred
shares for cash, net    224,103   224       -           -      -         -
Issuance of stock for
 services                  -       -        -           -      -         -
Exercise of stock options/
 warrants                  -       -      134,196       134    -         -
Shares issued under
 employee stock plan       -       -        2,925         3    -         -
Shares issued for legal
 settlement                -       -          666         1    -         -
Preferred shares
 converted to common    (39,016)  (39)     26,011        26    -         -
Conversion of debt to
 equity                    -       -       66,667        66    -         -
----------------------------------------------------------------------------

Balance - December 31,
          2000          185,087   185   2,063,499     2,063    -         -

Comprehensive loss:
 Translation adjustment    -       -         -           -     -         -
 Net loss - Dec 31, 2001   -       -         -           -     -         -
Exercise of stock options/
 warrants                  -       -       15,421       16     -         -
Shares issued under
 employee stock plan       -       -        3,910        4     -         -
Shares issued for legal
 settlement                -       -       20,000       20     -         -
Preferred shares
 converted to common   (89,587)  (89)      59,725       60     -         -
----------------------------------------------------------------------------

Balance - December 31,
       2001            95,500     96    2,162,555    2,163     -         -

Comprehensive loss:
 Translation adjustment   -       -          -          -      -         -
 Net loss - Dec 31, 2002  -       -          -          -      -         -

Shares issued under
 employee stock plan      -       -         1,540       1      -         -
Issuance of stock for
 services                 -       -     1,571,333   1,571 5,000,000   5,000
Common stock warrants
 granted to non-employees -       -          -         -       -         -
Preferred shares
 converted to common (20,000)    (20)      13,333     13       -         -
Issuance of common
 shares for cash, net     -       -       166,667    167       -         -
Conversion of debt to
 equity                   -       -       166,667    167       -         -
----------------------------------------------------------------------------

Balance - December 31,
      2002            75,500     76     4,082,095  4,082 5,000,000    5,000

Net loss - Dec 31, 2003
Stock split              -       -      8,164,190  8,164   -             -
Issuance of issuable
 common stock            -       -      5,000,000  5,000(5,000,000)  (5,000)
Issuance of stock for
 services                -       -     12,500,000 12,500 5,000,000    5,000
Issuance of common
 shares for cash,
 net                     -       -      3,909,804  3,910   -             -
Issuance of preference
 shares on acquisition
of
 Perceptre assets   215,350    215          -        -     -             -
----------------------------------------------------------------------------

Balance - December 31,
     2003          290,850  $  291    33,656,089 $33,656 5,000,000   5,000
----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY
FROM DECEMBER 31, 1999 TO DECEMBER 31, 2003


    Additional                                Other
      Paid In                             Comprehensive
      Capital             Deficit             Loss             Totals
-------------------- ------------------- ---------------- ------------------


   $  48,573,563        $ (37,276,045)       (56,851)     $   11,242,500



          -               (12,440,382)           -           (12,440,382)
          -                    -              35,978              35,978

      10,883,527               -                 -            10,883,751

         143,745               -                 -               143,745


       4,581,509               -                 -             4,581,643


         121,546               -                 -               121,549


          78,124               -                 -                78,125


              13               -                 -                  -


       1,750,133               -                 -             1,750,199
-------------------- ------------------- ---------------- ------------------

      66,132,160         (49,716,427)        (20,873)         16,397,108



          -                    -             (12,657)            (12,657)

          -              (12,834,009)            -           (12,834,009)



          413,022              -                 -                413,038


           72,843              -                 -                 72,847


          550,980              -                 -                551,000

               29              -                 -                   -
-------------------- ------------------- ---------------- ------------------

       67,169,034        (62,550,436)        (33,530)           4,587,327


          -                    -              33,530              33,530

          -               (7,747,189)            -            (7,747,189)


            4,573              -                 -                  4,574


        1,065,879              -                 -              1,072,450


          167,183              -                 -                167,183


                7              -                 -                  -


            99,833             -                 -                100,000


            99,833             -                 -                100,000
-------------------- ------------------- ---------------- ------------------

        68,606,342       (70,297,625)            -             (1,682,125)


                          (1,454,236)            -             (1,454,236)


           (8,164)             -                 -                 -


             -                 -                 -                 -


        3,457,500              -                 -              3,475,000


          862,701              -                 -                866,611


           82,429              -                 -                82,644
-------------------- ------------------- ---------------- ------------------

    $  73,000,808      $ (71,751,861)    $       -        $    1,287,894
-------------------- ------------------- ---------------- ------------------


The accompanying notes are an integral part of these financial statements.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Information Architects Corporation and Subsidiary (the "Company" or "IA"), a North Carolina corporation, was formerly a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. Due to the Company's inability to achieve profitable operations and the lack of capital to continue to develop its product line and sales staff, the Company suspended its operations in December 2002. In 2003, the Company acquired the assets and Perceptre, LLC as outlined below.

     On June 16, 2003, the Company closed a definitive Asset Acquisition Agreement whereby IARC acquired all assets of Perceptre LLC, a New Mexico limited liability corporation (the "Acquisition"). As a result of the acquisition, the assets of Perceptre were transferred to IARC for 215,350 shares of IARC Series B preferred stock

     Each share of Series B Preferred shall be converted automatically into 100 shares of fully paid and nonassessable shares of common stock (the "Conversion Rate") without any further action by the holders of such shares. The holder of each share of Series B Preferred shall have the right to 200 votes for each share of preferred stock on the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such votes to be counted together with all other shares of capital stock of the Corporation having general voting power and not counted separately as a class. Except as otherwise required by law or as set forth in the Articles of Incorporation, the holders of Series B Preferred shall not vote separately as a class. Holders of Series B Preferred shall be entitled to notice of any shareholders' meeting in accordance with the Bylaws of the Corporation.

     The business of Perceptre, LLC is the licensing to governmental and commercial sector customers of its on-line, pre-employment screening, background investigation software ordering system. The Perceptre software ordering system consists of a user interface designed for ease of use, breadth of information availability as well as speed and flexibility. The Perceptre software provides a fast and affordable on-line ordering system for use by employers, or any other inquiring entities, in their quests to review the records of anyone of interest in many personnel arenas such as criminal records, civil court records, motor vehicle records, and, of course, credit bureau records.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Going Concern

     The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company through the acquisition of the assets of Perceptre LLC has been operating since June 2003 and has incurred losses for 2003 of $1,454,000, $7,747,000 and 12,440,000 in the years ended December 31, 2002, and 2001, respectively, and accumulated losses of $71,751,861 up to December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate sufficient future revenue from the acquisition of the business of Perceptre and/or acquire other existing businesses that are able to generate profits. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation and Consolidation

     The Company's consolidated financial statements include the accounts of Information Architects Corporation and its wholly owned inactive United Kingdom subsidiary, Alydaar International, Limited ("International"). All significant inter company transactions and balances have been eliminated in consolidation. Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

Foreign Currencies

     Assets and liabilities recorded in foreign currencies on the books of International are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year.

Use of Estimates

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This preparation requires management to include amounts based on management's prudent judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates made for the year ended December 31, 20023 include the valuation of property and equipment and intangible assets for which impairment write downs have been recorded, valuation of stock based grants to employees and third parties, and valuation of the deferred tax assets.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Cash and Cash Equivalents

     Cash  and  equivalents   include  cash  on  hand  and  highly  liquid  debt
instruments purchased with a maturity of three months or less.

Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. Certain impairment losses were recognized during 2002 on property and equipment and intangible assets.

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

     For the year ended December 31, 2003, computers and equipment are being depreciated over 5 years using the straight-line method. Software purchased from Perceptre is being written off on a straight-line basis over 15 years which as at the year end is the estimated useful life of this software. Management will analyze the basis of depreciating this software on an annual basis to determine if the software value is impaired beyond the annual depreciation rate and will adjust the annual rate accordingly in conjunction with recent accounting pronouncements.

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Property and Equipment(continued)


     For the year ended December 31, 2003 depreciation expense amounted to $59,173(2002 - $1,010,411). All previous software development costs capitalized and abandoned equipment and furniture that were not salable were written off during 2002 due to impairment. Additionally, the Company sold property and equipment. In connection with the sale and impairment of property and equipment, the Company recorded a loss from the disposal of assets of $ 1,459,530.

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

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

Net loss per Common Share

     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the period ending December 31, 2003, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were antidilutive, due to the Company's net losses in those years. At December 31, 2003 there were options and warrants outstanding to purchase 1,772,428 common shares which may dilute future earnings per share.

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Recent Accounting Pronouncements


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

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), " Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

     On April 30, 2003 the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Recent Accounting Pronouncements(continued)

     On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.

     The company believes that none of the recently issued accounting standards will have a material impact on the financial statements.

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

Convertible Preferred Stock

     During 2000, the Company issued approximately 166,000 shares of preferred stock for net proceeds of approximately $10,884,000 in connection with a private placement. The preferred stock has a conversion feature of 0.67 shares of common stock for each share of preferred stock. Pursuant to the reset calculation, provided for by the private placement agreement, subsequently, an additional 58,000 shares of preferred stock were issued. In 2001 and 2000, 89,587 and 39,016 preferred shares were converted to common stock. In July 2002, convertible preferred shareholders converted 20,000 shares of preferred stock to 13,333 shares of the common stock in accordance the conversion terms of the preferred stock (See Common Stock below). In 2003, the Company issued 215,350 shares in connection with the purchase of the assets of Perceptre, LLC.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3- SHAREHOLDERS' (DEFICIT) EQUITY

Convertible Preferred Stock(continued)

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

     The holder of each Series B preferred share as result of the purchase from Perceptre, LLC are entitled to receive 100 shares of common stock and have the right to vote based on 200 votes for each share of Series B preferred stock.

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3- SHAREHOLDERS' (DEFICIT) EQUITY(continued)

Common Stock(continued)

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

     In January 2003, the Company split its stock by issuing 3 common shares for every share owned as of December 31, 2002. As result the outstanding common shares was increased to 12,246,285.

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

     During the period from January to September 2003 the Company issued a total of 3,909,804 for net proceeds of $ 866,611.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3- SHAREHOLDERS' (DEFICIT) EQUITY(continued)

Common Stock(continued)

     On September 22, 2003 the Company registered pursuant to an S-8 Registration Statement, 6,500,000 of its common stock to be issuable to certain consultants pursuant to agreements entered into on September 5, 2003. The shares were valued at $ 1,625,000 or $ 0.25 per share. These shares were issued in October 2003

Stock Options and Warrants

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

     A summary of the options issued under the plan as of December 31, 2003, 2002, 2001 and 2000 and changes during the years is presented below:

                                                    Weighted Average
                                                         Exercise
                                    Number of Shares       Price
                                   -----------------  -------------
Outstanding, December 31, 1999                  142,995    $52.05
Granted                                          35,799     89.55
Exercised                                       (28,857)   $71.70
Canceled and expired                            (22,723)   $94.80
                                                 -----------------

Outstanding, December 31, 2000                  127,214    $46.65
Granted                                          40,467    $20.70
Exercised                                        (6,532)   $18.30
Canceled and expired                            (13,772)   $72.90
                                                 -----------------
Outstanding December 31, 2001                   147,377    $34.65

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Stock Options and Warrants(continued)

Stock Option Plan(continued)

Granted                                         533,333     $1.17
Exercised                                          -          -
Canceled and expired                           (671,753)    $8.28
                                              -------------------
Outstanding December 31, 2002                     8,957    $86.25
Canceled and expired                             (6,824)    86.25
Granted                                       1,000,000      1.75
                                              -------------------

Outstanding - December 31, 2003               1,002,133    $ 1.93

Options exercisable at:
December 31, 2001                               116,382    $40.50
December 31, 2002                                 8,957    $86.25
December 31, 2003                             1,002,133     $1.93

     The following table summarizes information about options outstanding at December 31, 2003:

                      Outstanding and Exercisable Options
              -----------------------------------------------
Weighted
Range of                          Remaining         Average
Exercise Price    Number of       Contractual       Exercise
Shares                               Life            Price
--------------  --------------  --------------  --------------
$  86.25          2,133             1.64          $  86.25
$   1.75      1,000,000             4.67          $   1.75
             --------------                    ==============

Common Stock Warrants>

     A summary of warrants issued to employees and non-employees and changes during 2003 is presented below:

                       Number of Shares     Weighted Average
                                            Exercise Price
                     -----------------    ------------------
Outstanding December 31,
      2001                 59,471                $26.10
Granted                   704,000                 $0.87
Exercised                    -                     -
Canceled and expired         -                     -
                       -----------------    ==================
Outstanding December 31,
 2002 and 2003            763,471                 $2.82
                =================    ==================

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Stock Options and Warrants(continued)

Stock Option Plan(continued

Options exercisable at:
December 31, 2001          59,471                $26.10
December 31, 2002         763,471                 $2.82
December 31, 2003         763,101                 $2.74

     The following table summarizes information about warrants outstanding at December 31, 2003:

              Outstanding and Exercisable Warrants
         -----------------------------------------------
                                                      Weighted
                                       Remaining       Average
Range of         Number of           Contractual      Exercise
Exercise Price     Shares             Life              Price
               -------------- --------------    -------------- --------------
$    0.60             583,333             3.62      $  0.60
     1.23              33,333             3.56         1.23
     1.14              14,000             3.52         1.14
     2.73              50,000             3.38         2.73
     2.73              23,333             3.15         2.73
    19.95               4,667             2.62        19.95
    29.31              45,239             1.44        29.31
    24.45 - 67.50       3,696             0.92        38.28
    15.90               2,500             0.82        15.90
    30.00               1,000             0.43        30.00
    32.40               2,000             0.18        32.40
                --------------                   ==============
                      763,101                      $   2.74
                ==============                   ==============

Preferred Stock Warrants

     As of December 31, 2003, the Company had 16,572 preferred stock warrants outstanding. These warrants allow the holder to purchase preferred stock from the Company at $70 per share. The warrants expire in 2005.

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Employee Stock Purchase Plan(continued)

     On January 25, 2002, the Company's shareholders voted to approve an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the one-for-five reverse split. The plan has not yet been amended for the most recent one-for-three reverse split. Of the 191,625 shares authorized to be issued under the Purchase Plan, 200,000 shares remained available for issuance as of December 31, 2002. During 2003, 2002, and 2001, employees purchased 0, 1,540, and 3,910 shares for approximately $4,600, $73,000 and $122,000, respectively.

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

                                       YEARS ENDED DECEMBER 31,
                                 2003             2002           2001
                               ---------       ---------       ---------
Dividend yield                        -                -              -
Expected volatility              147%             152%           195%
Risk free interest rate         4.03%              5%             4.5%
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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                Years ended December 31,
                                 2003             2002
                             -------------     -------------
Net loss, as reported       $ (1,454,236)   $ (7,747,189)
 Add: Stock-based employee
Compensation expense
included in net income,
net of related tax effects         -                 -

Deduct: Total stock-based
Employee compensation expense
determined under fair value
based method, net of
related tax effects              775,000        (905,124)
                           -------------   -------------
Pro forma net loss          $ (2,229,236)  $  (8,652,313)
                           =============   =============
Loss per share:
Basic and diluted -
  as reported              $       (0.06)  $       (2.89)
                             ===========   =============

Basic and diluted -
   pro forma               $       (0.09)  $       (3.22)
                             ===========   =============

NOTE 4 - SUPPLEMENTARY CASH FLOW INFORMATION

     In addition to the cash flow information discussed in the Shareholders' (Deficit) Equity note and the Consolidated Statements of Cash Flow, the Company transacted other business requiring cash flow disclosure.

     During fiscal 2002, the Company issued 166,667 shares of common stock for debt of $100,000.

NOTE 5 - INCOME TAXES

     There was no income tax expense for the years ended December 31, 2003, and 2002 due to the Company's net losses.


     The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 5 - INCOME TAXES(continued)

                                  Years Ended December 31,
                        -----------------------------------------
                                    2003             2002
                              ------------     ------------
Net operating loss
   carryforward              $ 26,057,000       $ 24,603,000
Valuation
  allowance                   (26,057,000)       (24,603,000
                             ------------       ------------
Net deferred tax
  assets                     $      -           $      -
                              ============      ============

     As of December 31, 2003, the Company had net operating loss carry forwards ("NOLs") of approximately $62,500,000 available through December 31, 2023 to offset future taxable income. However, under Section 382 of the Internal Revenue Code, a greater than 50 percent change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited (see Note 1).

NOTE 6 - SUBSEQUENT EVENTS

     On February 25 2004 Information Architects Corp. acquired the patent (USA 6,270,011 B1), a finger print scanning methodology for providing secure transactions with credit cards by adding a fingerprint scanner at the point-of-sale to obtain fingerprint data, so that a credit card company can verify the fingerprint. The method is integrated into the existing negotiations protocol between a point-of-sale system and a credit card company database, and uses a human fingerprint and a secure algorithm. The credit card company has the customer fingerprint for comparison on its existing database, and the existing credit card operation will be usual, with the fingerprint data added to it to authenticate and secure the operation via communication media while making the point-of-sale purchase

     In continuing on its strategy of acquisitions that are complimentary to its services, the Company has entered into an Acquisition Agreement in March 2004 with ICABS.COM, Inc., a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. The company continues to focus on payroll, commission and expense programs (PCE) both in the United States and internationally.


     ICABS has secured a number of marketing agreements (several on an exclusive basis) with card issuing institutions.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 6 - SUBSEQUENT EVENTS(continued)

     The PCE model ties in closely with the Company's core business of security screening for employees. The companies are seen as being mutually complimentary. With the new levels of compliance required under the terms of the recently enacted Patriot Act laws, companies that work to the highest standards help end user clients conform to the requirements of "know your end user."


     Continuing on its strategy of acquisitions that are complimentary to its services, Information Architects entered into an Acquisition Agreement on March 9, 2004 with IMES - International Monetary Exchange Systems, a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. The IMES stored value products enhance the Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES we offer the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES strategy is to develop stored value card programs both here in the US and abroad.


     IMES has also developed its own backed end customer service and cardholder services module both on-line and off. The IMES system integrates seamlessly with the processor to provide a complete set of backend fulfillment, operations, cardholder services, distributor services, treasury and settlement process reconciliation and overall portfolio management systems to manage its card base. The products IMES offers handle the complete integration for stored value programs, from card ordering and transaction processing, to front-end website design and customer service.