Form 10KSB/A
period 2003-12-31
INFORMATION ARCHITECTS CORP
filed 2004-04-22
CIK 1018336

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

  /s/ Michael Clark
-------------------------------
Michael Clark
President
April 15, 2004

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Information Architects Corporation and Subsidiary
Fort Lauderdale, Florida


     We have audited the accompanying consolidated balance sheet of Information Architects Corporation and Subsidiary as of December 31, 2003, and December 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Architects Corporation and Subsidiary, as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced losses from operations totaling $71,751,851 since inception, has cash used in operations of $666,470 in 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/Russell & Atkins
                                        Russel & Atkins, LLP
                                        Certified Public Accountants
Oklahoma City, Oklahoma
April 15, 2004

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