Form 10QSB
period 2004-03-31
INFORMATION ARCHITECTS CORP
filed 2004-05-14
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                         Commission File Number: 0-22325

                       INFORMATION ARCHITECTS CORPORATION
             (Exact name of registrant as specified in its charter)

                     North Carolina                      87-0399301
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)           Identification No.)


                         6500 NW 15th Avenue, Suite 300
                            Ft. Lauderdale, FL 33558
               (Address of principal executive offices) (Zip Code)


                                 954-545-8181
               (Registrants telephone number, including are code)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes [X] No[ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS


     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                 Yes [ ]   No [ ]

     As of March 31, 2004 there were 33,656,089 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.


Transitional Small Business Disclosure Format(Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

   Balance Sheets As of March 31, 2004
   (Unaudited) and December 31, 2003........................3

   Statements of Operations (Unaudited)
   For the Three Months ended March 31, 2004 and 2003.......5

   Statements of Cash Flows (Unaudited)
   For the Three Months ended March 31, 2004 and 2003.......6

   Notes to Unaudited Financial Statements..................7


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview.................................................11

  Results of Operations....................................12

  Financial Condition and Liquidity........................15

ITEM 3:  CONTROLS AND PROCEDURES...........................15

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS..................................16

ITEM 2: CHANGES IN SECURITIES..............................16

ITEM 3: DEFAULT UPON SENIOR SECURITIES.....................16

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY
 HOLDERS...................................................16

ITEM 5: OTHER INFORMATION..................................16

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...................16

  Signatures...............................................17

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS

                              March 31,          December 31,
                              ----------------------------------
              ASSETS            2004                2003
                              ----------------------------------
                             (Unaudited)           (Audited)
CURRENT ASSETS:

Cash                         $     6,994           $      -
Accounts receivable               66,692                55,564
Loans receivable                 260,469               259,969
Prepaid expenses                 677,083             1,083,333
                              ----------------------------------

Total Current Assets           1,010,938             1,398,866
                              ----------------------------------

FIXED ASSETS
Computer equipment                72,033                70,795
Perceptre software               727,142               727,142
                              ----------------------------------

                                 799,175               797,937
Less: Accumulated depreciation   (74,832)              (59,173)
                              ----------------------------------

Total Fixed Assets               724,343               738,764
                              ----------------------------------

INTANGIBLE ASSETS
Goodwill                         998,243                   -
Patents                        2,400,000                   -
                              ----------------------------------

Total Other Assets             3,398,243                   -
                              ----------------------------------

Total Assets                 $ 5,133,524           $ 2,137,630
                              ==================================

See accompanying notes to financial statements.
                                        3

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               March 31,          December 31,
                              ----------------------------------
                                2004                2003
                              ----------------------------------
                            (Unaudited)           (Audited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank indebtedness              $    -               $    6,191
Accounts payable and accrued
    charges                      314,775               316,084
Loans payable                     56,350                18,500
                              ----------------------------------

Total Current Liabilities        371,125               340,775
                              ----------------------------------
LONG-TERM
Notes payable                     84,638                84,638
Loans payable - non-current         -                  424,323
                              --------------------------------
Total Long-Term Debt              84,638               508,961
                              --------------------------------

Total Liabilities                455,763               849,736
                              --------------------------------

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value,
1,000,000 shares authorized;
- Issued and outstanding -
  291,350( 291,350 - December
   31, 2003,)                        291                   291
Common stock, $.001 par value,
50,000,000 shares authorized;
- Issued and outstanding -
33,656,089(33,656,089  - December
   31, 2003,)                     33,656                33,656
Preferred stock issuable(160,000
         shares)                     160                   -
Common stock issuable, $.001 par
value - 24,700,000
(December 31, 2003 5,000,000)     24,700                 5,000
Additional paid-in capital    77,759,948            73,000,808
Deficit                      (73,140,694)          (71,751,861)
                             ----------------------------------

Total Shareholders' Deficit    4,678,061             1,287,894
                             ----------------------------------
Total Liabilities and
  Shareholders' Deficit      $ 5,133,824            $2,137,630
                             ==================================


          See accompanying notes to financial statements.

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                               2004        2003

REVENUE                                $   113,940     $     -
                        ----------------------------------------------
OPERATING EXPENSES:
Cost of sales                               41,567           -
Sales and marketing                          7,585           -
General & administrative                 1,864,039        50,000
Depreciation and
      amortization                          15,659           -
                       -----------------------------------------------
Total Operating
    Expenses                             1,928,850        50,000
                       -----------------------------------------------

LOSS FROM OPERATIONS                    (1,814,910)      (50,000)

OTHER INCOME (EXPENSES):
Interest Expense                            (1,361)          -
                       -----------------------------------------------
NET LOSS                             $  (1,816,271)    $ (50,000)
                       ===============================================

Loss per share -
  Basic and diluted                  $       (0.05)    $   (0.01)
                       ===============================================
Weighted average common
 shares outstanding:
   Basic and diluted                    33,656,089      9,082,095
                       ===============================================


          See accompanying notes to financial statements.

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                    2004          2003
                                              --------------------------------
Cash flows from operating activities:
  Net loss from operations                     $ (1,816,271)    $  (50,000)
  Adjustments to reconcile net loss
  to net cash used in operating
        activities:
 Depreciation and amortization                       15,659            -
 Stock issued for services                        1,309,000            -
 Decrease(increase) in assets:
 Accounts receivable                                (11,128)           -
 Prepaid expenses                                   406,250            -
 Other receivables                                     (500)           -
Increase (decrease) in:
  Accounts payable                                   (1,309)        50,000
                                            ----------------------------------
Net cash used in operating
   activities                                       (98,299)           -
                                            ----------------------------------
Cash flows from investing activities:
  Purchase of fixed assets                           (1,238)           -
                                            ----------------------------------
Net cash provided used in
    investing activities                             (1,238)           -
                                            ----------------------------------
Cash flows from financing activities:
  Payment of accounts payable with stock             70,000            -
  Notes payable - net                                 2,676            -
  Loans payable                                      37,850            -
  Contribution of cash by subsidiary                  2,196            -
                                            ----------------------------------
Net cash provided by financing
    activities                                      112,722            -
                                            ----------------------------------
Increase(decrease) in cash                           13,185            -

Cash and Equivalents at beginning
      of period                                      (6,191)           -
                                           -----------------------------------
Cash at  Equivalents at end of
   period                                      $      6,994        $   -
                                           ===================================

          See accompanying notes to financial statements.

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with United States generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Information Architects Corporation 2003 Annual Report on Form 10-KSB. Certain reclassifications have been made for consistent presentation.

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

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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


Earnings Per Share

     Basic earnings(loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the three months ended March 31, 2004 all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were antidilutive, due to the Company's net losses in those years. At March 31, 2004 there were 24,700,000 shares of stock issuable that will dilute future earnings per share.

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Going Concern

     Information Architects Corporation ("IA" or "Company") financial statements for the three months ended March 31, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued operations since January 1, 2003 through the acquisitions of certain operating assets and a subsidiary as reported on recent press releases and 8-K filings and has continued to incur losses for the three months ended totaling $ 1,816,271. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate profits from the acquisition of the assets from Perceptre LLC. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Common Stock

     During the three months ended March 31, 2004 the Company agreed to issue stock to Greentech USA, Inc totaling 7,500,000 shares at a price of $.07 per share to settle its obligations under a management agreement between the Company and Greentech. These shares were issued in April 2004.

     Pursuant to an S-8 filing in March 2004, the Company authorized the issuance of 9,600,000 shares at $.07 per share to consultants. These shares were issued in April 2004.

     Pursuant to various employment agreements with senior management, the Company authorized the issuance of 2,600,000 shares of restricted stock which was issued in April 2004.

Preferred Stock

     In connection with the acquisition of a certain patent the Company is obligated to issue a total of 60,000 Series D preferred shares. These shares have been valued at $ 4.00 per share based upon a conversion of 10 common shares for each preferred share.

     In connection with the acquisition of 100% of ICABS.com, Inc. the Company is obligated to issue 100,000 Series C preferred shares valued at at $ 1.00 per share based on a conversion rate of 10 common shares for each preferred share.








(balance of page intentionally left blank)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as, but not limited to: bankruptcy of the company, lawsuits against the Company, the Company's continued ability to comply with the Nasdaq Over the Counter Bulletin Board listing requirements; sale of the Company; the financial condition of IA's customers and vendors; unavailability of insurance; uninsured losses; adverse results in litigation; the effects of terrorist activity and armed conflict such as disruptions in general economic activity; general economic conditions that affect demand for computer software; currency fluctuations; trade sanctions or changes to U.S. tax law resulting from the World Trade Organization decision with respect to the extraterritorial income provisions of U.S. tax law; financial market volatility; and other issues discussed in the Company's 2003 Annual Report on Form 10-KSB. We assume no obligation to update the information in this Form 10-QSB.

     Prior to December 2002, Information Architects Corporation ("IA or the "Company") provided dynamic content delivery and interchange infrastructure solutions for business based on our core product, Jitzu.

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

     On November 10, 2003, Greentech USA, Inc. ("Greentech") acquired all interests in Perceptre. As part of that transaction Greentech agreed to assume two promissory notes owed to New Mexico Bank and Trust which has a security interest in the Company's software and which the Company is liquidating. These notes are also personally guaranteed by Messrs. Weinstein, Desiderio and Aguilar, directors of the Company. See "Liquidity and Capital Resources."

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

     We suspended all of our operations in December 2002. In January 2003, the Company restarted operations in connection with the intended acquisition of the assets of Perceptre, LLC which was completed on June 16, 2003.

     The Company did not fully begin operating until July 2003 and therefore the figures for 2003 for the first quarter will not be comparative to the quarter ended March 31, 2004.


     The Company incurred losses of $ 1,816,271. The greatest part of loss is attributable to management fees and other fees charged by Greentech totaling $455,000 and consultants who were instrumental in the acquisition of a patent, other acquisitions, and the raising of funds for the Company totaling $1,260,000. These expenses were largely funded by the use of common stock. These amounts are included in general and administrative expenses totaling $1,864,039.


     IA had revenues of approximately $113,940 for the quarter ended March 31, 2004 of which $1,430 came from ICABS.com which was acquired on March 1, 2004.

Cost of Revenues and Gross Margin

     Direct costs relating to the earning of the revenue aforementioned was $41,567 leaving a gross margin of $72,373 or 63.5%

Sales and Marketing

     Sales and marketing expenses for the three months ended March 31, 2004 were $ 7,585.

Other Income (Expense)

     During the three months ended March 31, 2004, interest expense was $ 1,361.

Other

     During 2004, we issued common stock to raise cash, to pay for services and to acquire assets. We anticipate the continuation of this practice.

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

     During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time

     In February 2004 the Company acquired a patent (USA 6,270,011 B1), a finger print scanning methodology for providing secure transactions with credit cards by adding a fingerprint scanner at the point-of-sale to obtain fingerprint data, so that a credit card company can verify the fingerprint from OTE Networks Ltd. of Tel Aviv, Israel. The method is integrated into the existing negotiations protocol between a point-of-sale system and a credit card company database, and uses a human fingerprint and a secure algorithm. The credit card company has the customer fingerprint for comparison on its existing database, and the existing credit card operation will be usual, with the fingerprint data added to it to authenticate and secure the operation via communication media while making the point-of-sale purchase. The Company paid $2,400,000 in Series D preferred stock.

     In March 2004 and continuing on its strategy of acquisitions that are complimentary to its services, the Company acquired 100% of ICABS.COM, Inc., a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. The company continues to focus on payroll, commission and expense programs (PCE) both in the US and internationally. The Company paid $ 1,000,000 in Series C preferred stock for the acquisition.

     ICABS has secured a number of marketing agreements (several on an exclusive basis) with card issuing institutions.

     The PCE model ties in closely with IACH's core business of security screening for employees. The companies are seen as being mutually complimentary. With the new levels of compliance required under the terms of the recently enacted Patriot Act laws, companies that work to the highest standards help end user clients conform to the requirements of "know your end user."

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     In March 2004 the Company entered into an Acquisition Agreement which was completed in April 2004 with IMES - International Monetary Exchange Systems, to acquire 100% of the company. The purchase price was $ 500,000 to be paid for by the issuance of 50,000 Series C preferred shares. IMES is a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. The IMES stored value products enhance the Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES we offer the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES strategy is to develop stored value card programs both here in the US and abroad.


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


     The IMES solution comprises a suite of proprietary platforms that easily connects clients (and their customers) to the ordinarily complex world of banking, card processing, and SVC issuance. Minimizing development costs, IMES products are built on an existing infrastructure, which is provided by MasterCard and Visa and has been in use worldwide for decades.

     Furthermore the Company has recently entered into discussions with a company that is equipped to do credit card processing. The acquisition of this entity will further complement its recent acquisitions and defines the direction upon which the Company is heading in.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we had an aggregate net loss of approximately $73.1 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

Bank Debt

     New Mexico Bank and Trust holds a security interest in the Company's software in connection with two loans made by the bank to acquire the software. This debt was being serviced by Perceptre in which Messrs. Weinstein, Desiderio and Aguilar were principals at the time of the acquisition of the software by the Company. Greentech USA, Inc has acquired all of the interest in Perceptre and has assumed the indebtedness.


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

ITEM 2: CHANGES IN SECURITIES

NONE

ITEM 3: DEFAULT UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5:  OTHER INFORMATION



ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

        Exhibit 11        Computation of earnings per share - see
                          statement of operations

        Exhibit 31 & 32   Certifications



B. Reports on Form 8-K

                          None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INFORMATION ARCHITECTS CORPORATION
                                    (Registrant)


Date: May 14, 2004                   /s/ Michael Clark
                                       ----------------------------
                                        Michael Clark
                                        President

                                                  Exhibit 31.1
CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Michael Clark, certify that;


     1. I have reviewed this quarterly report on Form 10-QSB of Information Architects Corporation and Subsidiaries

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Michael Clark
                           ---------------------------------------------
                                       Michael Clark
                                       President





May 14, 2004

                                                 Exhibit 31.2


                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, William Overhulser, certify that;

     1. I have reviewed this quarterly report on Form 10-QSB of Information Architects Corporation and Subsidiaries;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ William Overhulser
                           ---------------------------------------------
                                        William Overhulser
                                        Chief Operating Officer




May 14, 2004

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Information Architects Corporation and Subsidiaries, a North Carlina corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Michael Clark, President and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Michael Clark
                             -------------------------------------------
                                             Michael Clark
                                             President & Principal
                                             Financial Officer

May 14, 2004

                                                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Information Architects Corporation and Subsidiaries, a North Carlina corporation (the "Company"), on Form 10-QSB for the quarter ending May 12, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, William Overhulser, Chief Operating Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                                            /s/ William Overhulser
                             -------------------------------------------
                                             William Overhulser
                                             Chief Operating Officer


May 14, 2004.