Form 10QSB
period 2004-06-30
INFORMATION ARCHITECTS CORP
filed 2004-08-16
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                         Commission File Number: 0-22325

                       INFORMATION ARCHITECTS CORPORATION
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     North Carolina                      87-0399301
      -----------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)           Identification No.)


                         6500 NW 15th Avenue, Suite 300
                            Ft. Lauderdale, FL 33309
        -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 954-545-8184
               ---------------------------------------------------
               (Registrants telephone number, including are code)

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

                                                 Yes [ ]   No [ ]

     As of June 30, 2004 there were 55,856,089 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format(Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

   Balance Sheets As of June 30, 2004
   (Unaudited) and December 31, 2003........................3

   Statements of Operations (Unaudited)
   For the Six Months ended June 30, 2004 and 2003..........5

   Statements of Cash Flows (Unaudited)
   For the Three Months ended June 30, 2004 and 2003........6

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

ITEM 5: OTHER INFORMATION..................................16

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...................16

  Signatures...............................................17

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS

                              June 30,          December 31,
                              ----------------------------------
              ASSETS            2004                2003
                              ----------------------------------
                             (Unaudited)           (Audited)
CURRENT ASSETS:

Cash                         $    20,728           $      -
Accounts receivable               87,137                55,564
Loans receivable                 262,096               259,969
Due from investor              5,956,000                  -
Prepaid expenses                 272,333             1,083,333
                              ----------------------------------

Total Current Assets           6,598,294             1,398,866
                              ----------------------------------

FIXED ASSETS
Furniture and equipment          411,871                  -
Computer software                182,000                  -
Computer equipment                81,397                70,795
Perceptre software               736,137               727,142
                              ----------------------------------

                               1,411,405               797,937
Less: Accumulated depreciation   (95,638)              (59,173)
                              ----------------------------------

Net Fixed Assets               1,315,767               738,764
                              ----------------------------------

INTANGIBLE ASSETS
Goodwill                       1,570,036                   -
Patents                        2,400,000                   -
Licenses                         550,000                   -
                              ----------------------------------

Total Intangible Assets        4,520,036                   -
                              ----------------------------------

Total Assets                 $12,434,097           $ 2,137,630
                              ==================================

See accompanying notes to financial statements.
                                        3

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               June 30,          December 31,
                              ----------------------------------
                                2004                2003
                              ----------------------------------
                            (Unaudited)           (Audited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank indebtedness              $    -               $    6,191
Accounts payable and accrued
    charges                    2,128,943               316,084
Cardholder deposits - net         14,291                   -
Due to officers                   33,295                   -
Loans payable                    165,584                18,500
Current portion - notes payable   82,259                   -
                              ----------------------------------

Total Current Liabilities      2,424,372               340,775
                              ----------------------------------
LONG-TERM
Notes payable                    589,296                84,638
Loans payable - non-current         -                  424,323
                              --------------------------------
Total Long-Term Debt             589,296               508,961
                              --------------------------------

Total Liabilities              3,013,668               849,736
                              --------------------------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
1,000,000 shares authorized;
- Issued and outstanding -
  291,350( 291,350 - December
   31, 2003,)                        291                   291
Common stock, $.001 par value,
50,000,000 shares authorized;
- Issued and outstanding -
55,856,089(33,656,089  - December
   31, 2003,)                     55,856                33,656
Preferred stock issuable(805,600
         shares)                     806                   -
Common stock issuable, $.001 par
value - 5,000,000
(December 31, 2003 5,000,000)      5,000                 5,000
Additional paid-in capital    83,603,602            73,000,808
Deficit                      (74,245,126)          (71,751,861)
                             ----------------------------------

Total Stockholders' Equity     9,420,429             1,287,894
                             ----------------------------------
Total Liabilities and
  Stockholders' Equity       $12,434,097            $2,137,630
                             ==================================


          See accompanying notes to financial statements.

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Six Months Ended
                                                  June 30,
                                               2004        2003

REVENUE                                $   280,393     $   1,821
                        ----------------------------------------------
OPERATING EXPENSES:
Cost of sales                               98,321           -
Sales and marketing                         12,683        14,630
General & administrative                 2,970,990       489,935
Depreciation and
      amortization                          36,465         1,333
                       -----------------------------------------------
Total Operating
    Expenses                             3,118,459       505,798
                       -----------------------------------------------

LOSS FROM OPERATIONS                    (2,838,066)     (503,977)

OTHER INCOME (EXPENSES):
Interest Expense                            (6,290)          -
                       -----------------------------------------------
NET LOSS                             $  (2,844,356)    $(503,977)
                       ===============================================

Loss per share -
  Basic and diluted                  $      (0.067)     $   (0.025)
                       ===============================================
Weighted average common
 shares outstanding:
   Basic and diluted                    42,745,924      20,055,259
                       ===============================================


          See accompanying notes to financial statements.

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                    2004          2003
                                              --------------------------------
Cash flows from operating activities:
  Net loss from operations                     $ (2,844,356)    $ (503,977)
  Adjustments to reconcile net loss
  to net cash used in operating
        activities:
 Depreciation and amortization                       36,465          1,333
 Stock issued for services                        2,056,250            -
 Organization expenses                                  796            -
 Decrease(increase) in assets:
 Accounts receivable                                (20,445)       (57,716)
 Prepaid expenses                                   812,500            -
 Other receivables                                   (2,127)      (124,500)
Increase (decrease) in:
  Accounts payable                                  178,181        193,352
                                            ----------------------------------
Net cash used in operating
   activities                                       217,264       (491,508)
                                            ----------------------------------
Cash flows from investing activities:
  Purchase of fixed assets                          (13,315)      (275,892)
                                            ----------------------------------
Net cash provided used in
    investing activities                            (13,315)      (275,892)
                                            ----------------------------------
Cash flows from financing activities:
  Accounts payable paid with stock                   70,000
  Notes payable - net                                (6,607)         84,677
  Issuance of stock for cash                            -           768,793
  Loans payable                                    (258,739)            -
  Contribution of cash by subsidiaries               18,316          -
                                            ----------------------------------
Net cash provided by financing
    activities                                     (177,030)        853,470
                                            ----------------------------------
Increase(decrease) in cash                           26,919          86,070

Cash and Equivalents at beginning
      of period                                      (6,191)           -
                                           -----------------------------------
Cash at  Equivalents at end of
   period                                      $     20,728        $ 86,070
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


Earnings Per Share

     Basic earnings(loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the three months ended June 30, 2004 all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses in those years. At June 30, 2004 there were 5,000,000 shares of stock issuable that will dilute future earnings per share.

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Due from Investor

     On April 27, 2004, the Company entered into an agreement with Greentech Holdings Inc., a private company to obtain financing through the issuance of 2 debentures of 5 million euros each totaling 10 million euros or $11,912,000. The Company has exercised its option to convert one of the debentures into equity and shall receive funding from this conversion in the third quarter. Greentech Holdings Inc. is to receive a 20% commission or $1,192,000 set up in accouns payable for arranging the financing.

Common Stock

     During the six months ended June 30, 2004 the Company agreed to issue stock to Greentech USA, Inc totaling 10,000,000 shares at a price of $.07 per share to settle its obligations under a management agreement between the Company and Greentech. These shares were issued in April 2004.

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

     In connection with the acquisition of 100% of ICABS.com, Inc. the Company is obligated to issue 100,000 Series C preferred shares valued at $ 1.00 per share based on a conversion rate of 10 common shares for each preferred share.

     The Company completed its acquisition of International Monetary Exchange Systems Corporation with an obligation to issue 50,000 Series C preferred shares at a par value of $.001 per share and a conversion rate of 10 common shares for each preferred share.

     In connection with the funding on April 27, 2004 the Company is obligated to issue 595,600 Series E preferred shares at a par value of $.001 and a conversion rate of 10 common shares for each preferred share.

Going Concern

     Information Architects Corporation ("IA" or "Company") financial statements for the six months ended June 30, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries as reported on recent press releases and 8-K filings and has continued to incur losses for the six months ended totaling $ 2,844,356. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate profits from the acquisition of the assets from Perceptre LLC and its other subsidiaries, Information Processing Corporation, ICABS.com, Inc. and International Monetary Exchange Systems Corporation. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     On April 27, 2004, the Company entered into an agreement with Greentech Holdings Inc., a private company to obtain financing through the issuance of 2 debentures of 5 million euros each totaling 10 million euros or $11,912,000. The Company has exercised its option to convert one of the debentures into equity and shall receive funding from this conversion in the third quarter. Greentech Holdings Inc. is to receive a 20% commission or $1,192,000 set up in accouns payable for arranging the financing.

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

     During the six months ended June 30, 2004 the Company acquired 3 subsidiaries involved in credit card processing. These companies own various software and proprietary rights to process credit instruments. These companies are in the process of completing their development and will be able to commence full operations in the next few months. These companies project that they will be profitable in the coming year.


     The Company incurred losses of $ 2,844,356. The greatest part of loss is attributable to management fees and other fees charged by Greentech an affiliated company totaling $910,000 and consultants who were instrumental in the acquisition of a patent, other acquisitions, and the raising of funds for the Company totaling $1,260,000. These expenses were largely funded by the use of common stock. These amounts are included in general and administrative expenses totaling $2,970,990.


     IA had revenues of approximately $280,393 for the six months ended June 30, 2004 of which $11,966 came from ICABS.com which was acquired on March 1, 2004. Revenues for the six months ended June 30, 2003 were $1,821

Cost of Revenues and Gross Margin

     Direct costs relating to the earning of the revenue aforementioned was $98,321 leaving a gross margin of $182,072 or 64.9.%




Sales and Marketing

     Sales and marketing expenses for the six months ended June 30, 2004 were $ 12,683, compared to $ 14,530 for the six months ended June 30, 2003.

Other Income (Expense)

     During the six months ended June 30, 2004, interest expense was $ 6,290 which includes loan interest on the Information Processing note of $3,957.

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

     The Company has recently completed in June 2004 the purchase of the net assets of FFS Transaction, LLC. This company owns certain licenses which allows it to do credit card processing. The acquisition of this entity further complements its recent acquisitions and defines the direction upon which the Company is heading in.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we had an aggregate net loss of approximately $74 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

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

None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

        Exhibit 11        Computation of earnings per share - see
                          statement of operations

        Exhibit 31 & 32   Certifications



B. Reports on Form 8-K

                          Announcements of changes in directors on officers
                           Dated April 6, 2004
                          Acquisition of ICABs.com Inc. and International
                            Monetary Exchange Systems Corporation dated
                               April 6, 2004
                          Acquisition of patent dated April 6, 2004

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INFORMATION ARCHITECTS CORPORATION
                                    (Registrant)


Date: August 13, 2004                   /s/ Michael Clark
                                       ----------------------------
                                        Michael Clark
                                        President

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





August 13, 2004

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




August 13, 2004

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Information Architects Corporation and Subsidiaries, a North Carolina corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Michael Clark, President and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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

August 13, 2004

                                                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Information Architects Corporation and Subsidiaries, a North Carolina corporation (the "Company"), on Form 10-QSB for the quarter ending June 30,2004 as filed with the Securities and Exchange Commission (the "Report"), I, William Overhulser, Chief Operating Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


August 13, 2004.