Form 10KSB/A
period 2003-12-31
INFORMATION ARCHITECTS CORP
filed 2004-10-15
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB?A


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

  /s/ Michael Clark
-------------------------------
Michael Clark
President
April 15, 2004

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2003

     The financial statements are undergoing a second review by the auditors and as such the Company has been instructed until such review is complete that the financial statements be marked unaudited. It may be that no adjustments are to be made and are probably unlikely, as such the Company expects the revised financial statements to be reissued in a few days

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
(UNAUDITED)
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

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
(UNAUDITED
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

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003
(UNAUDITED)
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

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
(UNAUDITED)
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

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY
FROM DECEMBER 31, 1999 TO DECEMBER 31, 2003
(UNAUDITED)
                                                            Common Stock
                        Preferred Stock     Common Stock        Issuable
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

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY
FROM DECEMBER 31, 1999 TO DECEMBER 31, 2003
(UNAUDITED)

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