Form 10QSB
period 2004-09-30
INFORMATION ARCHITECTS CORP
filed 2004-11-18
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2004

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

                                                 Yes [ ]   No [ ]

     As of September 30, 2004 there were 59,358,279 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format(Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

   Consolidated Balance Sheets As of September 30, 2004
   (Unaudited) and December 31, 2003........................3

   Consolidated Statements of Operations (Unaudited)
   For the Nine Months ended September 30, 2004 and 2003....5

   Consolidated Statements of Cash Flows (Unaudited)
   For the Nine Months ended September 30, 2004 and 2003....6

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY
 HOLDERS...................................................16

ITEM 5: OTHER INFORMATION..................................16

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...................16

  Signatures...............................................17

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                              September 30,       December 31,
                              ----------------------------------
              ASSETS            2004                2003
                              ----------------------------------
                             (Unaudited)           (Audited)
CURRENT ASSETS:
Cash                         $      -              $      -
Accounts receivable              101,884                55,565
Loans receivable                 266,340               262,149
Due from investor              5,956,000                  -
Prepaid expenses                   1,500             1,083,333
                              ----------------------------------

Total Current Assets           6,325,724             1,401,047
                              ----------------------------------

FIXED ASSETS
Furniture and equipment          411,871                  -
Computer software                182,000                  -
Computer equipment                84,487                70,795
Perceptre software               736,739               727,142
                              ----------------------------------

                               1,415,097               797,937
Less: Accumulated depreciation  (115,083)              (59,173)
                              ----------------------------------

Net Fixed Assets               1,300,014               738,764
                              ----------------------------------

INTANGIBLE ASSETS
Goodwill                       1,439,699                   -
Patents                        2,400,000                   -
Licenses                         550,000                   -
                              ----------------------------------

Total Intangible Assets        4,389,699                   -
                              ----------------------------------

Total Assets                 $12,015,437           $ 2,139,811
                              ==================================

See accompanying notes to financial statements.
                                        3

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                               September 30,     December 31,
                              ----------------------------------
                                2004                2003
                              ----------------------------------
                            (Unaudited)           (Audited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Bank indebtedness              $  35,163            $    5,695
Accounts payable and accrued
    charges                    1,637,908               316,084
Cardholder deposits - net         14,291                   -
Due to officers                   33,295                   -
Loans payable                    346,609                18,500
Current portion - notes payable   83,915                   -
                              ----------------------------------

Total Current Liabilities      2,151,181               340,279
                              ----------------------------------
LONG-TERM
Notes payable                    567,686                84,638
                              --------------------------------
Total Long-Term Debt             567,686                84,638
                              --------------------------------

Total Liabilities              2,718,867               424,917
                              --------------------------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
1,000,000 shares authorized;
- Issued and outstanding -
  289,160( 291,350 - December
   31, 2003,)                        289                   291
Common stock, $.001 par value,
50,000,000 shares authorized;
- Issued and outstanding -
59,358,279(33,656,089  - December
   31, 2003,)                     59,358                33,656
Preferred stock issuable(805,600
         shares)                     806                   -
Common stock issuable, $.001 par
value - 5,000,000
(December 31, 2003 5,000,000)      5,000                 5,000
Additional paid-in capital    84,804,302            73,000,808
Deficit                      (75,573,185)          (71,324,861)
                             ----------------------------------

Total Stockholders' Equity     9,296,570             1,714,894
                             ----------------------------------
Total Liabilities and
  Stockholders' Equity       $12,015,437            $2,139,811
                             ==================================


          See accompanying notes to financial statements.

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                          Three Months Ended          Nine Months Ended
                              September 30,            September 30,
                          2004       2003            2004        2003

REVENUE                   $  149,353  $  110,547  $  429,746  $  112,368
                        -------------------------------------------------
OPERATING EXPENSES:
Cost of sales                 46,366      30,004     144,687      30,004
Sales and marketing            8,970        -         21,590      14,530
General & administrative   1,490,236   1,655,426   4,461,226   2,145,361
Depreciation and
      amortization            19,445      19,263      55,910      20,596
                       --------------------------------------------------
Total Operating
    Expenses               1,564,954   1,704,693   4,683,413   2,210,491
                       --------------------------------------------------

LOSS FROM OPERATIONS      (1,415,601) (1,594,146) (4,253,667) (2,098,123)

OTHER INCOME (EXPENSES):
Interest Expense             (14,239)       -        (20,529)      -
                       --------------------------------------------------
NET LOSS                 $(1,429,840)$(1,594,146)$(4,274,196)$(2,098,123)
                       ==================================================

Loss per share -
  Basic and diluted      $     (0.03)$     (0.07)$     (0.09)$     (0.09)
                       ==================================================
Weighted average common
 shares outstanding:
   Basic and diluted      47,697,843  22,352,595  47,697,843 22,352,595
                       ==================================================


          See accompanying notes to financial statements.

               INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                    2004          2003
                                              --------------------------------
Cash flows from operating activities:
  Net loss from operations                     $ (4,274,196)    $ (2,098,123)
  Adjustments to reconcile net loss
  to net cash used in operating
        activities:
 Depreciation and amortization                       55,910           20,596
 Stock issued for services                        2,184,000        1,500,000
 Organization costs                                     796
Decrease(increase) in assets:
 Accounts receivable                                (46,320)         (45,286)
 Prepaid expenses                                 1,081,833            -
 Other receivables                                   (4,191)        (257,119)
Increase (decrease) in:
  Accounts payable                                  892,644          222,958
                                            ----------------------------------
Net cash used in operating
   activities                                      (109,524)        (656,974)
                                            ----------------------------------
Cash flows from investing activities:
  Purchase of fixed assets                          (17,006)        (795,735)
                                            ----------------------------------
Net cash provided used in
    investing activities                            (17,006)        (795,735)
                                            ----------------------------------
Cash flows from financing activities:
  Bank advances on purchase of assets                   -           426,503
  Notes payable - net                               (26,517)         84,677
  Issuance of stock for cash                            -           949,255
  Loans payable - net                               182,515            -
                                              ----------------------------------
Net cash provided by financing
    activities                                     (155,998)      1,460,435
                                            ----------------------------------
Increase(decrease) in cash                          (29,468)          7,726

Cash and Equivalents at beginning
      of period                                      (5,695)           -
                                           -----------------------------------
Cash at  Equivalents at end of
   period                                      $    (35,163)       $  7,726
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


Earnings Per Share

     Basic earnings(loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the nine months ended September 30, 2004 all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses in those years. At September 30, 2004 there were 5,000,000 shares of stock issuable that will dilute future earnings per share.

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

Common Stock

     During the nine months ended September 30, 2004 the Company agreed to issue stock to Greentech USA, Inc an affiliated company totaling 10,000,000 shares at a price of $.07 per share to settle its obligations under a management agreement between the Company and Greentech. These shares were issued in April 2004.

     Pursuant to an S-8 filing in March 2004, the Company authorized the issuance of 9,600,000 shares at $.07 per share to consultants. These shares were issued in April 2004.

     Pursuant to various employment agreements with senior management, the Company authorized the issuance of 2,600,000 shares of restricted stock which was issued in April 2004.

     In July 2004 the Company exchanged 2,190 shares of preferred shares for 2,190 common shares.

     In August 2004 the Company issued 3,500,000 shares of stock to a Company for a consulting contract at $0.07 per share.

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

Going Concern

     Information Architects Corporation ("IA" or "Company") financial statements for the nine months ended September 30, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries as reported on recent press releases and 8-K filings and has continued to incur losses for the nine months ended totaling $ 4,274,196. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate profits from the acquisition of the assets from Perceptre LLC and its other subsidiaries, Information Processing Corporation, ICABS.com, Inc. and International Monetary Exchange Systems Corporation. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     The proposed receipt of funding as indicated above has not occurred. According to company officials, the receipt of these funds is imminent.

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

     During the nine months ended September 30, 2004 the Company acquired 3 subsidiaries involved in credit card processing. These companies own various software and proprietary rights to process credit instruments. These companies are in the process of completing their development and will be able to commence full operations in the next few months. These companies project that they will be profitable in the coming year.


     The Company incurred losses of $ 4,274,196. The greatest part of losses are attributable to management fees and other fees charged by Greentech an affiliated company totaling $1,515,000 and consulting fees totaling 2,182,333 most of which was funded by issuance of stock. These consultants who were instrumental in the acquisition of a patent, other acquisitions, and the raising of funds for the Company totaling $1,260,000. These expenses were largely funded by the use of common stock. These amounts are included in general and administrative expenses totaling $4,461,226. For the same period last year general and administrative expenses totaled 2,145,361. There were no fees charged by Greentech in the nine months ended September 30, 2003, accounting for the major reason these expenses have increased in 2004.


     IA had revenues of approximately $429,746 for the nine months ended September 30, 2004 of which $14,079 came from ICABS.com which was acquired on March 1, 2004. Revenues for the nine months ended September 30, 2003 were $112,368. Revenue for 2003 began on the acquisition for the Perceptre software on June 16, 2003 and as such was only for three months compared with a full nine months in 2004.

Cost of Revenues and Gross Margin

     Direct costs relating to the earning of the revenue aforementioned was $133,918 as compared with direct costs for 2003 of 30,004(which was only for three months as mentioned in the paragraph above leaving a gross margin of $281,749 or 67.7 for 2004 and for 2003 the gross margin was $ 82,364 or 73.3.%

Sales and Marketing

     Sales and marketing expenses for the nine months ended September 30, 2004 were $ 21,590, compared to $ 14,530 for the nine months ended September 30, 2003 which reflects the aspect that these expenses were for a full nine months in 2004 versus three months for 2003.

Other Income (Expense)

     During the nine months ended September 30, 2004, interest expense was $ 20,529 which includes loan interest on the Information Processing note of $15,822.

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

     Imes, Information Processing and ICABS.com are largely in the development stages, however, the Company should see substantial revenues from these divisions in the next 12 to 18 months.







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

     The Company has recently completed in June 2004 the purchase of the net assets of FFS Transaction, LLC. These assets are held in Information Processing Corporation, a newly formed Nevada company. This company owns certain licenses which allows it to do credit card processing. The acquisition of this entity further complements its recent acquisitions and defines the direction upon which the Company is heading in.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we had an aggregate net loss of approximately $75.5 million. Much of these losses stemmed from prior operations that were discontinued. However, the Company has incurred losses of approximately $5.5 million since commencing operations under the current set up.

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

None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

        Exhibit 11        Computation of earnings per share - see
                          statement of operations

        Exhibit 31 & 32   Certifications



B. Reports on Form 8-K

                          Announcements of changes in directors on officers
                           Dated April 6, 2004(1)
                          Acquisition of ICABs.com Inc. and International
                            Monetary Exchange Systems Corporation dated
                               April 6, 2004(1)
                          Acquisition of patent dated April 6, 2004(1)

(1) Incorporated by reference only.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INFORMATION ARCHITECTS CORPORATION
                                    (Registrant)


Date: November 18, 2004                   /s/ Michael Clark
                                       ----------------------------
                                        Michael Clark
                                        President

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





November 18, 2004

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




November 18, 2004

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Information Architects Corporation and Subsidiaries, a North Carolina corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Michael Clark, President and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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

November 18, 2004

                                                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Information Architects Corporation and Subsidiaries, a North Carolina corporation (the "Company"), on Form 10-QSB for the quarter ending September 30,2004 as filed with the Securities and Exchange Commission (the "Report"), I, William Overhulser, Chief Operating Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


November 18, 2004.