Form 10KSB/A
period 2003-12-31
INFORMATION ARCHITECTS CORP
filed 2005-01-04
CIK 1018336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A


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

General and Administrative

     General and administrative expenses were approximately $3,205,718 in 2003 compared to $7,444,000 in 2002. Included in general and administrative expenses approximately $2,391,650 represents consulting and management fees incurred and paid for with common stock of the Company. In 2002 this number was $1,240,000. As management continues its cost reduction plan from 2001, declines in payroll and related costs contributed to iA's most significant cost reductions. Payroll and related costs declined to approximately $89,000 in 2003 from $1.3 million in 2002 reflecting the Company's new direction.

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

     Additionally the company reported a gain on settlement of debt whereby Greentech USA, Inc. agreed to take over the loans acquired by IA when it acquired the Perceptre software. The Company is not obligated

Provision for Income Taxes

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we had an aggregate net loss of $71.3 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, iA will not be able to continue operations.

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

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE
 AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL

     Since inception, we had an aggregate net loss of $71.3 million. In order to continue operations throughout 2004, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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






(1)(2)   List of Exhibits


         23.1    Consent of independent auditors
         31 & 32 Sarbanes-Oxley Certification

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



January 3, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  s/s  William Overhulser
   -----------------------
   William Overhulser COO, Director               January 3, 2005

By:  s/s Albert Tracey
   -----------------------
     Albert Tracey, Director                      January 3, 2005

By: s/s Charles Maurice
--- --------------------------
    Charles Maurice,  Director                    January 3, 2005

By: /s/ Michael Clark
------------------------------
    Michael Clark, President                      January 3, 2005

                                                      Exhibit 23.1



Independent Auditors' Consent
The Board of Directors
Information Architects Corporation

     We consent to the incorporation on Form 10KSB with respect to our report dated December 28, 2004 of the balance sheets of Information Architects Corporation. as of December 31, 2003 and 2002 and the related statements of operations, shareholders' equity and cash flows for the years then ended


Micheal Johnson & Company LLP
Denver Colorado
January 3, 2005

                                                   Exhibit 31.1
                                 CERTIFICATION

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: January 3, 2005                    /s/ Michael Clark
                                       --------------------
                                        Michael Clark
                                        President

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

  /s/ Michael Clark
-------------------------------
Michael Clark
President
January 3, 2005

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2003

                                INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Information Architects Corporation.

     We have audited the consolidated balance sheet of Information Architects Corporation as of December 31, 2003 and the related consolidated statements of operations, shareholder equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We did not audit the consolidated financial statements of Information Architects Corporation for the year ended December 31, 2002. The consolidated financial statements for all periods prior to January 1, 2003 were audited by other auditors whose reports expressed an unqualified opinion on those statements, and our opinion, in so far as it relates to the periods prior to January 1, 2003 is based solely on the report of the other auditors.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Information Architects Corporation as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Michael Johnson & Co,LLP
Denver Colorado
December 28, 2004

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
(UNAUDITED)
----------------------------------------------------------------------------
                                                  2003            2002
ASSETS

CURRENT
Cash                                         $     -          $    -
Accounts receivable                             55,564             -
Loans receivable                               259,968             -
Prepaid expenses                             1,083,333             -
----------------------------------------------------------------------------

Total Current Assets                         1,398,866             -
----------------------------------------------------------------------------

FIXED - AT COST
Perceptre software                             727,142             -
Computer equipment                              70,795             -
----------------------------------------------------------------------------

                                               797,937             -
Less: Accumulated depreciation
          and amortization                     (59,173)            -
----------------------------------------------------------------------------

Total Fixed Assets                             738,764             -
----------------------------------------------------------------------------

Total Assets                               $  2,137,629        $    -
----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
(UNAUDITED
----------------------------------------------------------------------------

                                                 2003              2002

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES

CURRENT
Bank indebtedness                          $     5,695         $    -
Accounts payable and accrued charges           313,904          1,668,178
Unearned revenue                                  -                13,947
Loans payable                                   18,500              -
-----------------------------------------------------------------------------

Total Current Liabilities                      338,099          1,682,125
-----------------------------------------------------------------------------

LONG TERM
Notes payable                                   84,638                -
-----------------------------------------------------------------------------

Total Long-Term Liabilities                     84,638               -
-----------------------------------------------------------------------------

Total Liabilities                              422,737           1,682,125
-----------------------------------------------------------------------------

SHAREHOLDER EQUITY
Preferred stock, authorized - 1,000,000, par
 value $.001,
 - issued and outstanding - 291,350(2002 -
        75,500)                                    291                  76
Common stock, authorized - 50,000,000, par
  value $ .001
 - issued and outstanding - 33,656,089
      (2002 - 4,082,095)                        33,656               4,082
Common stock issuable - 5,000,000 shares
        (2002 - 5,000,000)                       5,000               5,000
Additional paid in capital                  73,000,808           68,606,342
Deficit                                    (71,324,863)         (70,297,625)
------------------------------------------------------------------------------

Total Shareholder Equity                     1,714,892           (1,682,125)
------------------------------------------------------------------------------

Total Liabilities and Shareholder Equity  $  2,137,629          $      -
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003
(UNAUDITED)
-----------------------------------------------------------------------------

                                               2003                  2002

REVENUE                                  $  208,225            $    63,125
-----------------------------------------------------------------------------

OPERATING EXPENSES
Cost of sales                                46,805                 37,708
Sales and marketing                          16,449                627,402
Research and development                        -                  710,196
General and administrative                3,205,718              7,443,653
Depreciation and amortization                59,173              1,010,411
-----------------------------------------------------------------------------

Total Operating Expenses                  3,328,145              9,829,370
-----------------------------------------------------------------------------

LOSS FROM OPERATIONS                     (3,120,415)            (9,766,245)
-----------------------------------------------------------------------------

OTHER ITEMS
Interest income                               -                     20,531
Interest expense                             (2,001)                (1,104)
Settlement gain                           1,668,180              3,517,395
Gain on settlement of debt                  426,503                   -
Loss on disposal of assets                    -                 (1,520,095)
Other                                         -                      2,329
-----------------------------------------------------------------------------

Total Other Items                         2,092,682              2,019,056
-----------------------------------------------------------------------------

NET LOSS                               $ (1,027,238)          $ (7,747,189)
-----------------------------------------------------------------------------


Weighted average common shares
  outstanding -
  Basic and fully diluted                25,288,748             2,681,535
                              ===================== =====================

Net loss per share -
 Basic and fully diluted           $          (0.04)    $          (2.89)
                              ===================== =====================

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION  AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
(UNAUDITED)
-----------------------------------------------------------------------------

                                             2003                2002

Cash Flows From Operating Activities:
  Net loss for the year                  $ (1,027,238)     $ (7,747,189)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization               59,173         1,010,411
   Stock issued for services                3,475,000         1,239,633
   Settlement gain                             -             (3,517,395)
   Loss on disposal of assets                  -              1,520,095
   Other comprehensive loss                    -                 33,530
   Changes in assets and liabilities:
    Increase in accounts receivable           (55,564)              -
    Increase in loans receivable             (259,968)              -
    Increase in prepaid expenses           (1,083,333)          126,653
    Decrease in other assets                   -                  9,404
    Increase(Decrease) in accounts payable (1,354,274)        3,478,350
    Decrease in unearned revenue              (13,947)          (13,556)
    Increase in loans payable                  18,500               -
-----------------------------------------------------------------------------

Net Cash Used in Operating Activities        (241,651)       (3,860,064)
-----------------------------------------------------------------------------

Cash Flows From Financing Activities
 Increase(Decrease) in notes payable           84,638              -
 Loan to officer                                 -               9,944
 Maturity of short term investment               -             750,000
 Proceeds from sale of stock                  866,611          100,000
-----------------------------------------------------------------------------

Net Cash Provided By Financing Activities     951,249          859,944
-----------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITES
 Purchase of fixed assets - net              (715,293)        (350,308)
 Proceeds from sale of fixed assets              -              46,146
-----------------------------------------------------------------------------

Net Cash Used In Investing Activities        (715,293)        (304,162)
-----------------------------------------------------------------------------

Net change in cash                             (5,695)      (3,304,282)

Cash and Cash Equivalents - Beginning of Year    -           3,304,282
-----------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year     $  (5,695)      $     -
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

     On June 16, 2003, the Company closed a definitive Asset Acquisition Agreement whereby IARC acquired all assets of Perceptre LLC, a New Mexico limited liability corporation (the "Acquisition"). As a result of the acquisition, the assets of Perceptre were transferred to IARC for 215,350 shares of IARC Series B preferred stock.


     Each share of Series B Preferred shall be converted automatically into 100 shares of fully paid and non-assessable shares of common stock (the "Conversion Rate") without any further action by the holders of such shares. The holder of each share of Series B Preferred shall have the right to 200 votes for each share of preferred stock on the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such votes to be counted together with all other shares of capital stock of the Corporation having general voting power and not counted separately as a class. Except as otherwise required by law or as set forth in the Articles of Incorporation, the holders of Series B Preferred shall not vote separately as a class. Holders of Series B Preferred shall be entitled to notice of any shareholders' meeting in accordance with the Bylaws of the Corporation.

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Going Concern

     The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company through the acquisition of the assets of Perceptre LLC has been operating since June 2003 and has incurred losses for 2003 of $1,027,238, $7,747,000 and 12,440,000 in the years ended December 31, 2002, and 2001, respectively, and accumulated losses of $71,324,863 up to December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate sufficient future revenue from the acquisition of the business of Perceptre and/or acquire other existing businesses that are able to generate profits. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation and Consolidation

     The Company's consolidated financial statements include the accounts of Information Architects Corporation and its wholly owned inactive United Kingdom subsidiary, Alydaar International, Limited ("International"). The Company's wholly owned inactive United Kingdom subsidiary, Alydaar International, Limited has no assets, liabilities, revenues or expenses. All significant inter company transactions and balances have been eliminated in consolidation. Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

Use of Estimates

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This preparation requires management to include amounts based on management's prudent judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates made for the year ended December 31, 2003 include the valuation of property and equipment and intangible assets for which impairment write downs have been recorded, valuation of stock based grants to employees and third parties, and valuation of the deferred tax assets.

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

     For the year ended December 31, 2003, computers and equipment are being depreciated over 5 years using the straight-line method. Software purchased from Perceptre is being amortized on a straight-line basis over 15 years which as at the year end is the estimated useful life of this software. Management will analyze the basis of amortizing this software on an annual basis to determine if the software value is impaired beyond the annual amortization rate and will adjust the annual rate accordingly in conjunction with recent accounting pronouncements.

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


                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Property and Equipment(continued)


     For the year ended December 31, 2003 depreciation expense amounted to $59,173(2002 - $1,010,411). All previous software development costs capitalized and abandoned equipment and furniture that were not salable were written off during 2002 due to impairment. Additionally, the Company sold property and equipment. In connection with the sale and impairment of property and equipment, the Company recorded a loss from the disposal of assets of $ 1,520,095 for 2002.


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

Segment Information

     The Company operates one business segment which is the licensing to governmental and commercial sector customers of its on-line, pre-employment screening, background investigation software ordering system.

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

Net loss per Common Share

     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the period ending December 31, 2003, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses in those years. At December 31, 2003 there were options and warrants outstanding to purchase 1,765,604 common shares which may dilute future earnings per share.

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

     The carrying amounts of the Company's short-term financial instruments, including accounts receivable, loans receivable, prepaid expenses, accounts payable, accrued expenses, and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

NOTE 2 - LOANS RECEIVABLE

     Advances to related entities are non-interest bearing, unsecured and due on demand.


NOTE 3 - COMMITMENTS AND CONTINGENCIES:

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

NOTE 4 - LOANS PAYABLE

     Advances from related entities are unsecured, non-interest bearing and due on demand

NOTE 5 - NOTE PAYABLE

     On the purchase of the assets of Perceptre, LLC the Company assumed a note payable to one of the members of Perceptre. This note is unsecured, non-interest bearing as has no fixed terms of repayment.

NOTE 6- SHAREHOLDERS' (DEFICIT) EQUITY

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

NOTE 6- SHAREHOLDERS' (DEFICIT) EQUITY

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

NOTE 6- SHAREHOLDERS' (DEFICIT) EQUITY(continued)

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

     During the period from January to December 2003 the Company issued a total of 3,909,804 common shares for net proceeds of $ 866,611.

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 6- SHAREHOLDERS' (DEFICIT) EQUITY(continued)

Common Stock(continued)

     On September 22, 2003 the Company registered pursuant to an S-8 Registration Statement, 6,500,000 of its common stock to be issuable to certain consultants pursuant to agreements entered into on September 5, 2003. The shares were valued at $ 1,625,000 or $ 0.25 per share. These shares were issued in October 2003.

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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Stock Options and Warrants(continued)

Stock Option Plan(continued)

Granted                                         533,333     $1.17
Exercised                                          -          -
Canceled and expired                           (671,753)    $8.28
                                              -------------------
Outstanding December 31, 2002                     8,957    $86.25
Canceled and expired                             (6,824)    86.25
Granted                                       1,000,000      1.75
                                              -------------------

Outstanding - December 31, 2003               1,002,133    $ 1.93
                                              ===================
Options exercisable at:
December 31, 2001                               116,382    $40.50
December 31, 2002                                 8,957    $86.25
December 31, 2003                             1,002,133     $1.93

     The following table summarizes information about options outstanding at December 31, 2003:

                      Outstanding and Exercisable Options
              -----------------------------------------------
Weighted
Range of                          Remaining         Average
Exercise Price    Number of       Contractual       Exercise
Shares                               Life            Price
--------------  --------------  --------------  --------------
$  86.25          2,133             1.64          $  86.25
$   1.75      1,000,000             4.67          $   1.75
             ------------

              1,002,133
             ============

Common Stock Warrants

     A summary of warrants issued to employees and non-employees and changes during 2003 is presented below:

                       Number of Shares     Weighted Average
                                            Exercise Price
                     -----------------    ------------------
Outstanding December 31,
      2001                 59,471                $26.10
Granted                   704,000                 $0.87
Exercised                    -                     -
Canceled and expired         -                     -
                       ----------          ------------
Outstanding December 31,
 2002 and 2003            763,471                 $2.82
                       ==========          ============

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

     The following table summarizes information about warrants outstanding at December 31, 2003:

              Outstanding and Exercisable Warrants
         -----------------------------------------------
                                                      Weighted
                                       Remaining       Average
Range of         Number of           Contractual      Exercise
Exercise Price     Shares             Life              Price
---------------------------- --------------    --------------
$    0.60             583,333             3.62      $  0.60
     1.23              33,333             3.56         1.23
     1.14              14,000             3.52         1.14
     2.73              50,000             3.38         2.73
     2.73              23,333             3.15         2.73
    19.95               4,667             2.62        19.95
    29.31              45,239             1.44        29.31
    24.45 - 67.50       3,696             0.92        38.28
    15.90               2,500             0.82        15.90
    30.00               1,000             0.43        30.00
    32.40               2,000             0.18        32.40
                --------------                   ==============
                      763,101                      $   2.74
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

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Employee Stock Purchase Plan(continued)

     On January 25, 2002, the Company's shareholders voted to approve an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the one-for-five reverse split. The plan has not yet been amended for the most recent one-for-three reverse split. Of the 191,625 shares authorized to be issued under the Purchase Plan, 200,000 shares remained available for issuance as of December 31, 2003. During 2003, 2002, and 2001, employees purchased 0, 1,540, and 3,910 shares for approximately $4,600, $73,000 and $122,000, respectively.

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
Expected lives                0.5 - 5 Years    3 Years       1.74 Years

     The weighted average Black-Scholes value of options granted under the stock options granted during 2003 and 2002 was $0.39 and $6.75, respectively. There were no options granted in 2003.

     Had compensation cost for the Company's options and warrants granted to employees been determined using the fair value method of SFAS 123, the Company's net loss for the periods indicated would have been charged to the pro forma amounts as follows:

                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                Years ended December 31,
                                 2003             2002
                             -------------     -------------
Net loss, as reported       $ (1,027,238)   $ (7,747,189)
 Add: Stock-based employee
Compensation expense
included in net income,
net of related tax effects         -                 -

Deduct: Total stock-based
Employee compensation expense
determined under fair value
based method, net of
related tax effects             (775,000)        (905,124)
                           -------------     ------------
Pro forma net loss          $ (1,802,238)  $  (8,652,313)
                           =============     ============
Loss per share:
Basic and diluted -
  as reported              $       (0.04)  $       (2.89)
                            ============    =============

Basic and diluted -
   pro forma        $              (0.07)  $       (3.22)
                           =============    =============

NOTE 7 - INCOME TAXES

     There was no income tax expense for the years ended December 31, 2003, and 2002 due to the Company's net losses.

     The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:



                INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 7 - INCOME TAXES(continued)

                                  Years Ended December 31,
                        -----------------------------------------
                                    2003             2002
                              ------------     ------------
Net operating loss
   carryforward              $ 25,630,000       $ 24,603,000
Valuation
  allowance                   (25,630,000)       (24,603,000
                             ------------       ------------
Net deferred tax
  assets                     $      -           $      -
                              ============      ============

     As of December 31, 2003, the Company had net operating loss carry forwards ("NOLs") of approximately $62,000,000 available through December 31, 2023 to offset future taxable income. However, under Section 382 of the Internal Revenue Code, a greater than 50 percent change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited (see Note 1).

NOTE 8 - SETTLEMENT GAIN

     As indicated in Note 3, the Company has settled all existing lawsuits without cost. In prior years, the Company had provided for the possible liability that would result from these lawsuits. Having settled these claims without cost results in the Company reversing all prior provisions for losses amounting to $1,668,180 as a settlement gain.

NOTE 9 - GAIN ON SETTLEMENT OF DEBT

     When the Company purchased the assets of Perceptre, LLC on June 16, 2003, the Company assumed 2 loans from New Mexico Bank and Trust amounting to $ 426,503. These loans were assumed without recourse to IA by an affiliated company, Greentech USA, Inc. As result the debt was settled without cost to the Company resulting in the reported gain.

NOTE 10 - SUBSEQUENT EVENTS

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

NOTE 10 - SUBSEQUENT EVENTS(continued)

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

     The Company has recently completed in June 2004 the purchase of the net assets of FFS Transaction, LLC. These assets are held in Information Processing Corporation, a newly formed Nevada company. This company owns certain licenses which allows it to do credit card processing. The acquisition of this entity further complements its recent acquisitions and defines the direction in which the Company is heading.