Form 10KSB/A
period 2003-12-31
INFORMATION ARCHITECTS CORP
filed 2005-04-14
CIK 1018336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER 0-22325

INFORMATION ARCHITECTS CORPORATION
(Name of small business issuer in its charter)

NORTH CAROLINA	87-0399301
(State or other jurisdiction of incorporation or organization	(I.R.S. EMPLOYER IDENTIFICATION NO.)

6500 NW 15th Ave Suite 300, Ft. Lauderdale, Florida 33309
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number 954-545-8184

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
(Title of class)

        Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

The registrant’s revenues for the year ended December 31, 2003 was $208,225.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of February 9, 2005 was $4,366,755.37

The number of shares of common equity outstanding as at December 31, 2003 was 33,656,089

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Format Yes__ No X

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Information Architects Corporation and Subsidiary (the “Company” or “IA”) was a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. The Company suspended operations in late 2002.

        In 2003, the Company acquired the software of Perceptre, LLC, Accurate Research Solutions, Inc. (“ARS”) and Daystar Telecom, Inc. as outlined below and commenced providing services using the Perceptre software.

        On June 16, 2003, the Company closed a definitive Asset Acquisition Agreement whereby IA acquired the software of Perceptre LLC, a New Mexico limited liability corporation (the “Acquisition”). As a result of the acquisition, the assets of Perceptre were transferred to IA for 215,350 shares of IA Series B preferred stock

        Each share of Series B Preferred is convertible automatically into 100 shares of fully paid and non-assessable shares of common stock (the “Conversion Rate”) without any further action by the holders of such shares. The holder of each share of Series B Preferred has the right to 200 votes for each share of preferred stock on the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such votes to be counted together with all other shares of capital stock of the Corporation having general voting power and not counted separately as a class. Except as otherwise required by law or as set forth in the Articles of Incorporation, the holders of Series B Preferred stock shall not vote separately as a class. Holders of Series B Preferred stock shall be entitled to notice of any shareholders’ meeting in accordance with the Bylaws of the Company.

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

The Company acquired 100% of the stock of Accurate Research Solutions, Inc. (“ARS”) for 285,715 IA common shares, valued at $9,250 in the accompanying financial statements. The business of ARS is providing pre-employment and post-employment screening and background investigations to various businesses. ARS is a client of Perceptre, LLC and uses the Perceptre software system to manage its business.

The business of Accurate Research Solutions, Inc. is providing pre-employment and post-employment screening and background investigations to various businesses. ARS is a client of Perceptre LLC using the Perceptre software system to manage its business.

With the acquisition of the Perceptre software and the acquisition of ARS, IA’s mission is to allow companies and government agencies of all sizes and their human resources – Risk Management or Loss Prevention Staff to easily and efficiently perform pre-employment screening on all new applicants and to perform routine background investigations on their current employment base through the most efficient user interface the industry can provide.

Daystar Telecom, Inc., a Fort Lauderdale based company, which was acquired by IA in 2003, has a product called “timerace.net” that provides automatic call tracking to the legal and accounting vertical. This software solution integrates very well into small to medium professional offices that do not have the critical mass for the expenses normally associated with both sophisticated bill tracking systems. The system is voice activated and collects billing information, collection of voice data both incoming and outgoing, and collects data from these calls (including cellular phones). Other value added services such as conference recording and transcription production is tied into the back end, and the phone tracking and data capturing can take place from anywhere in the world.

OUR HISTORY

        We were founded in 1982 as a Utah corporation under the name of Enertronix Corporation. In 1992 we changed our name to Alydaar Software Corporation (“Alydaar”). Alydaar later changed its corporate domicile to North Carolina through a merger with and into Daar Corporation, a North Carolina corporation established by Alydaar. Alydaar was the surviving corporation. In July of 1997 we acquired all of the shares of Alydaar International, Limited, (“International”) based in England. On June 28, 1999 we changed our name to Information Architects Corporation. Information Architects Corporation and International are collectively referred to herein as the “Company” or “IA.”

        Management suspended operations in connection with its original Jitzu software in 2002 and acquired from Perceptre LLC its software and thus is able to license this software to governmental and commercial sector customers. IA has hired a sales force to market its unique Perceptre software as reflected in the financial statements of the Company.

SOFTWARE DEVELOPMENT

        In keeping with the Company’s new direction we have suspended our investment in ongoing development to enhance its previous core product, Jitzu and as such did not incur any research and development expenditures in 2003. We capitalized approximately $679,000 and $321,000 related to the internal development costs associated with Jitzu and its underlying framework, SmartCode in 2001 and 2000, respectively, which was written off in 2002. Our research and development costs totaled approximately $710,000, $1,249,000 and $1,811,000 in 2002, 2001 and 2000, respectively.

All new software development is being focused on the deployment of Perceptre 2 at the end of 2003. Perceptre version 2 added a host of additional features to the on-line ordering and provisioning system. Development continued into 2004 for a version that allowed small to medium sized business the use of the software in a “pay-as-you-go” environment. Perceptre version 2 interfaced a shopping cart component and merchant interface that required payment by the customer prior to performing the employment screening. A new user interface is being developed and will be available in 2005 as well as a software integration module to be deployed within software systems of companies in the HR space providing other services to employers, looking to add the employment screening services to their customer base.

Most companies in this market place have not received the level of permissions that IA has for the transfer of information via the internet. Cybertrust Site Secure is a certification given only when a company satisfies the extensive requirements relating to security, encryption systems, redundancy of systems, and a whole host of other issues.

Via XML, IA has developed an interface that allows IA to be a fully integrated application within most HRMS, ATS systems. This saves a tremendous amount of time for all human resources personnel, in not having to manually enter the data when it already exists in another application.

The work production component of the system allows for the completion of credit reports and Social Security searches via Experian using Netconnect. In addition, work is queued to the more than 3,000 counties as well as IA’s proprietary call center management system, including several Quality Assurance components to insure accurate data disclosure to the employers. The servers that host the system are located in Albuquerque, New Mexico at a hardened facility called “Bigbyte.” Bigbyte provides redundant power, Internet connectivity, 24-hour security, as well as biometric entry systems. The system is an N-Tier environment to facilitate scalability to several thousand transactions per minute. Security of personal data is priority and is accomplished by several firewalls as well as additional monitoring systems to recognize any system trying to access that contains a virus. The last completed Cybertrust on site audit required no changes to existing technical operations to meet requirements. In addition, the system has undergone the Department of Justice IT security guidelines.

COMPETITION

        The use of the Internet for recruiting employees is growing rapidly and is characterized by intense competition. According to the Internet Business Network, the electronic recruiting industry in the United States is expected to grow from $4 billion in 1998, to $10 billion in 2003, to over $28 billion by 2005. Issues such as terrorism, theft and workplace violence make pre-employment screening an increasingly important step in the recruiting process for many employers. In this market, new products are frequently introduced, and existing products are often enhanced. In addition, new companies and alliances among existing companies may be formed that rapidly achieve a significant market position.

        In addition, many new pieces of state legislation have been added or are in the process of being added, that will make it mandatory for pre-employment screening checks of all employees and volunteers who come into contact with children or those people who are physically or mentally challenged.

        There are somewhere between 500-1000 companies that provide background screening. Not all of them provide the reports via the Web. Some mail, some fax and others offer a combination.

The major competitors for IA in this market are Sterling, ChoicePoint, First Advantage, and Kroll.

EMPLOYEES

As of December 31, 2003 there were eight employees. Michael Clark, William Overhulser – Chief Operating Officer, Gerry Smith – Chief Technology Officer and five other employees in the Lutz (Tampa, FL) operations center.

ITEM 2. DESCRIPTION OF PROPERTY

        Presently, the Company shares space with Greentech USA, Inc.(“Greentech”) at 6500 NW 15th Avenue, Suite 300, Ft. Lauderdale, Florida 33309. The Company has entered into a management agreement which will be more fully described below whereby part of the fee paid to Greentech covers the provision of office space to IA.

        The Company occupies its office space in Lutz, Florida under the terms of a three-year lease dated January 31, 2002 which commenced February 1, 2002. Future minimum lease payments are $20,806 in 2004 and $1,741 in 2005.

        IA also leases cabinet/rack space at Big Byte in Albuquerque, New Mexico where its database and web servers are hosted. In addition small office space is provided for the Company’s Chief Technology Officer, Gerry Smith who worked there until December 2004 at which time he relocated to the Ft. Lauderdale, Florida office.

        We do not intend to renovate, improve, or develop any of our current properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In February 2005, the U.S. Securities and Exchange Commission (“SEC”) ordered that trading of the Company’s common stock be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the common stock of IA be revoked permanently. The Company has entered into negotiations with the SEC and has reached a preliminary written agreement regarding settlement of the Order Instituting Administrative Proceedings that will require that the Company file this amendment to its 2003 Form 10-KSB and will timely file all other reports required so that the administrative proceeding will be dismissed. The proceeding was initiated by the SEC in relation to previous public filings which were not authorized by the Company’s auditing firms. The Company currently believes that these matters can be settled and will not have a material adverse impact on the Company’s financial position or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 12, 2002, shareholders holding 2,155,346 post-split shares of common stock of the total 4,082,095 post-split shares issued and outstanding approved by written consent, the following:

    1.        Agreement made as of the 12th day of December 2002 between Perceptre LLC., a New Mexico limited liability corporation and the Corporation is approved, ratified and affirmed (this agreement was subsequently amended to reflect the purchase of the Perceptre software and was completed on June 16, 2003 as reported in its Form 8-K filing of June 2003).

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

    4.        The Corporation shall take appropriate action necessary to change its domicile from the state of North Carolina to Florida. In so doing, the articles of incorporation and by laws of the Corporation, to be amended as stated above, shall remain the same, except as the same shall be required to be modified to conform to Florida law. (This was not acted upon and the domicile was never changed)

    5.        All stock issuances and splits under the above agreements/actions are also affirmed, ratified and approved.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

        Our common stock currently trades on the OTC Bulletin Board under the symbol “IACH”. From February 4, 2002 to March 4, 2002, our stock traded under the symbol “IARCD.” The “D” informs investors of the stock split as discussed in Item 4. The following table sets forth the range of high and low closing sale prices as reported by the OTC Bulletin Board for our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

        In April 2003, we completed a one-for-three reverse stock split of the common stock and equivalents. All per share data, stock prices and numbers of common shares and equivalents have been retroactively adjusted to reflect the latter stock split.

For Year Ended December 31, 2003	High	Low
1st Quarter Ended March 31, 2003	$0.57	$0.12
2nd Quarter Ended June 30, 2003	$2.20	$0.10
3rd Quarter Ended September 30, 2003	$2.00	$0.12
4th Quarter Ended December 31, 2003	$0.22	$0.06

BENEFICIAL HOLDERS

        As of April 15, 2004, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in “street name.”

DIVIDENDS

        We have not paid any cash dividends since our inception. By reason of our present financial status and contemplated future financial requirements, we do not anticipate paying any cash dividends in the foreseeable future.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

In 2003, the Company increased the number of authorized common shares to 500,000,000.

On May 14, 2003, the Company registered pursuant to an S-8 Registration Statement, 6,000,000 shares of its common stock to be issuable under a new Year 2003 Stock Award Plan (the “2003 Plan”) which was approved by the Board. Such shares under the Plan are for employees, officers, directors, key consultants and advisors.

During the period from January to September 2003 the Company issued a total of 5,851,437 for net proceeds of $ 866,611.

On September 22, 2003 the Company registered pursuant to an S-8 Registration Statement, 6,500,000 of its common stock to be issuable to certain consultants pursuant to agreements entered into on September 5, 2003. The shares were valued at $ 1,625,000 or $ 0.25 per share. These shares were issued in October 2003. In addition, options for 1,000,000 shares were granted (500,000 options at $1.00 per share and 500,000 options at $2.50 per share).

In November 2003, the Board of Directors resolved that 10,950,000 common shares be issued to consultants and other legally approved vendors. The shares are shown as issuable on the 2003 financial statements and are valued at $0.05 per share. In addition, options for 8,000,000 shares were granted (4,000,000 options at $.50, 2,000,000 options at $1.00, and 2,000,000 options at $1.50).

A total of 18,437,000 common shares were issued and 10,950,000 were issuable during the year ended December 31, 2003 for consulting and other services (valued at $4,394,474) rendered to the Company.

In connection with the three-for-one reverse stock split in 2003, 158 fractional shares were cancelled.

In 2003, 285,715 common shares valued at $9,250 were issued in connection with the acquisition of Accurate Research Services, Inc.

In 2003, the Company authorized 500,000 shares of Series B Preferred Stock with a par value of $0.001 per share. Series B preferred share are convertible into 100 shares of common stock without any further action by the holders of such shares and have the right to vote based on 200 votes for each share of Series B preferred stock.

In 2003, the Company issued 215,350 shares of Series B Preferred Stock in connection with the purchase of the perceptre software and 15,000 shares of Series B Preferred Stock in connection with the purchase of Daystar.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The Company has a stock option plan to benefit salaried employees. Under this plan (as amended), the Company may issue stock and/or stock options, to a maximum of 10 percent of the authorized shares, through the year 2004. The options become exercisable at various periods of time from thirty days to two years from the date of grant. Options currently expire no later than 10 years from the grant date. On January 25, 2002, the Company’s shareholders voted to approve an amendment to the stock option plan to increase the number of shares of common stock that may be issued under the plan from 800,000 to 4,000,000 shares after giving effect to the one-for-five reverse split. This amendment was effective February 1, 2002. The plan has not been amended for the most recent one-for-three reverse stock split.

        The Company has an employee stock purchase plan to provide eligible employees with the opportunity to purchase shares of its common stock through payroll deductions. Participants of the plan purchase shares of the Company’s common stock at six-month intervals at 85 percent of the lower of the fair market value on the first or last day of each six-month period. The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. On January 25, 2002, the Company’s shareholders voted to approve an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the one-for-five reverse split in January 2002. The plan has not been amended for the most recent one-for-three reverse stock split. Of the 200,000 shares authorized to be issued under the Purchase Plan, 191,625 shares remained available for issuance as of December 31, 2003.

During 2002, 2001 and 2000, employees purchased 1,540, 3,910 and 2,925 shares for approximately $4,600, $73,000 and $122,000, respectively.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Prior to December 2002, Information Architects Corporation and Subsidiary (“IA” or the “Company”) provided dynamic content delivery and interchange infrastructure solutions for business based on our core product, Jitzu. In December 2002 the Company suspended operations in connection with the sale and distribution of its core product. In 2003, the Company’s revenues which commenced in June 2003 are derived from its Perceptre LLC software applications and revenue from the ARS customer base.

        The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-KSB/A (Note: On February 1, 2002, IA effected a one-for-five reverse stock split on its common stock and equivalents to shareholders of record as of November 30, 2001. In April 2003, the Company effected a one-for-three reverse stock split of its common stock and equivalents to shareholders of record as of April 23, 2003. All per share data and numbers of common shares and equivalents have been retroactively adjusted to reflect the latest reverse stock split. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

        IA believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, deferred tax assets, and estimated useful life of assets and valuation of equity securities issued for services or settlements. Also, please review the content under “Other Disclosures for Shareholders’ Benefit.” Management’s judgments and estimates related to deferred tax assets and the useful life of assets had a material impact on the 2001 financial statements. It is likely that as our business evolves, our critical accounting policies will change.

Other Disclosures for Shareholders’ Benefit

        IA has entered into a management agreement with Greentech USA, Inc.(“Greentech”) on November 19, 2003. This is a three month contract with monthly automatic renewals The agreement calls for a monthly fee of $35,000 for the services to be provided commencing in November 2003. The services provided are but are not limited to bookkeeping services, coordination of bookkeeping with the Company’s external accountants and auditors, senior management services coordinating the day-to-day operations of its offices, coordination and management of all its IT functions, coordination and supervision of all external consultants and professionals, coordination, supervision and management of sales, marketing and public relations of the Company.

        In addition the Company engaged one of Greentech’s subsidiaries, Digi eSolutions, to review the Company’s operations, marketing strategies, internet presence and to assist the Company with its SEC filings and press releases and other related services, including the payment of all costs associated with this review. For these services Digi eSolutions is to be paid $350,000 worth of IA’s common stock to be registered on a form S-8, which was done in April of 2004. This stock has not been issued as of December 31,2003.

RESULTS OF OPERATIONS

        The Company re-commenced operations in June 2003 when it purchased the assets of Perceptre LLC., after a suspension of operations in late 2002. For the fiscal year ended December 31, 2003 the Company incurred a loss of $5,448,090 compared to a loss of $7,747,189 for the year ended December 31, 2002.

The following financial discussion related to our operations.

        IA had revenues of approximately $208,225 in 2003 compared to $63,125 in 2002. All the revenues in 2003 are derived from sales related to the Perceptre software.

        IA was affected by the economic weakness as generally seen throughout the technology industry which caused the Company to take this new direction.

Cost of Revenues and Gross Margin

        IA reported 2003 cost of revenues of approximately $46,805 compared to $37,708 in 2002. Cost of revenues in 2003 relates to support services required in connection with services provided by the Company to its customers.

Sales and Marketing

        Sales and marketing expenses were approximately $ 16,449 in 2003 as compared to $627,402 in 2002. The reduction is attributed to the new direction of the Company.

Research and Development

        There were no research and development expenses in 2003 as compared to approximately $710,000 in 2002. Research and development efforts were suspended in 2002 when the Company abandoned the sale of its original core product.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time.

General and Administrative

        General and administrative expenses were approximately $5,575,803 in 2003 compared to $7,444,000 in 2002. Included in general and administrative expenses approximately $4,394,474 represents consulting and management fees incurred and paid for with common stock of the Company. In 2002 this number was $1,240,000. As management continues its cost reduction plan from 2001, declines in payroll and related costs contributed to IA’s most significant cost reductions. Payroll and related costs declined to approximately $89,000 in 2003 from $1.3 million in 2002 reflecting the Company’s new direction.

Depreciation and Amortization

        Depreciation and amortization expenses were approximately $17,000 in 2003 as compared to $1,010,000 in 2002. In 2002, we wrote off all remaining capitalized software. The Company revised the estimated life of certain computer equipment from five years to three years and revised the estimated life of technology purchased in 1999 from three to two years. The Company did not incur any additional depreciation in 2003 in connection with the adjustment of the estimated life of its technology as these assets were all written off in 2002. In 2002 this number was $240,000.

Other Items

We had no interest income in 2003 as compared to approximately $21,000 in 2002, due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for 2003 or 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we had an aggregate net loss of $75.7 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

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

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL

        Since inception, we had an aggregate net loss of $75.7 million. In order to continue operations throughout 2004, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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

These risks and difficulties, as they apply to us in particular, include:

—	potential fluctuations in operating results and uncertain growth rates;
—	limited market acceptance of our products;
—	concentration of our revenues in a single product suite;
—	our need to manage rapidly expanding operations; and
—	our need to attract and train qualified personnel.

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

VOLATILITY IN OUR STOCK PRICE MAY ADVERSELY AFFECT OUR BUSINESS

        Fluctuations in the market price of our common stock may adversely affect our access to capital and financing and our ability to attract and retain qualified personnel. Historically, our common stock price and trading volume have fluctuated widely. We expect fluctuations to continue in the future for a number of reasons, including the following:

—	our success or failure in meeting market expectations of our quarterly or annual revenues, net income or earnings per share;
—	announcements by us or our competitors regarding new services and products or technological innovations;
—	stock prices for many technology companies fluctuate widely for reasons, including perceived potential value, that may be unrelated to operating results; and
—	announcements of unusual events.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

The governing regulations on Consumer Reporting Agencies is the Fair Credit Reporting Act (FCRA). IA is in compliance and monitors the FCRA for any changes through several professional originations as well as the Federal Government releases. All documentation required to be signed by both clients and consumers is periodically reviewed to insure compliance. In addition there are multiple features built into Perceptre to force compliance, including but not limited to indications of signatures required by applicants to run credit reports.

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

While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

—	limit the growth of the Internet;
—	create uncertainty or impose costs in the marketplace that could reduce demand for our products and services;
—	increase our cost of doing business;
—	expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Web sites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Web sites;
—	lead to increased product development costs or otherwise harm our business; and/or
—	decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

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

ITEM 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Information Architects Corporation and Subsidiaries
Ft. Lauderdale, Florida

We have audited the consolidated balance sheet of Information Architects Corporation and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2002 and for the year then ended were audited by other auditors whose report dated April 25, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation and subsidiaries as of December 31, 2003 and the results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, stockholders deficit, and other conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC BY: /s/Jaspers + Hall, PC —————————————— Jaspers + Hall, PC March 3, 2005 Denver, Colorado

Independent Auditors’ Consent

The firm of Salberg & Company, P.A. of Boca Raton, FL who performed the audit of 2002 has refused to provide IA an Independent Auditor’s Report letter allowing the inclusion of the 2002 audit numbers solely for the reason of a payable dispute with IA. The 2002 10-K filed with the SEC is valid and reader shall refer to those 2002 Financials which are accurate.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2003

	2003	2002
ASSETS
CURRENT

Accounts receivable	$55,564	$--

Total Current Assets	55,564	--

FIXED - AT COST
Perceptre software	215,350	--
Office equipment	100,795	--

Total fixed assets	316,145	--
Less: Accumulated depreciation and amortization	(17,258)	--

Net Fixed Assets	298,887	--

Total Assets	$354,451	$--

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT
Bank indebtedness	$5,695	$--
Accounts payable and accrued charges	1,984,036	1,668,178
Unearned revenue	--	13,947
Due to affiliated entity	8,500	--

Total Current Liabilities	1,998,231	1,682,125

Total Liabilities	1,998,231	1,682,125

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value
$.001,
- issued and outstanding - 75,500(2002 - 75,500)	76	76
Preferred stock, Series B, authorized - 500,000, par
value $.001,
- issued and outstanding - 230,350(2002 - 0)	230	--
Common stock, authorized - 500,000,000, par value $.001

- issued and outstanding - 33,656,089(2002 - 4,082,095	33,656	4,082
Common stock issuable - 10,950,000 shares(2002 - 5,000,000	10,950	5,000
Additional paid in capital	74,057,023	68,606,342
Accumulated Deficit	(75,745,715)	(70,297,625)

Total Shareholders' Equity	(1,643,780)	(1,682,125)

Total Liabilities and Shareholders' Equity	$354,451	$--

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003

	2003	2002
REVENUE	$208,225	$63,125

OPERATING EXPENSES
Cost of sales	46,805	37,708
Sales and marketing	16,449	627,402
Research and development	--	710,196
General and administrative	5,575,803	7,443,653
Depreciation and amortization	17,258	1,010,411

Total Operating Expenses	5,656,315	9,829,370

LOSS FROM OPERATIONS	(5,448,090)	(9,766,245)

OTHER ITEMS
Interest income	--	20,531
Interest expense	--	(1,104)

Settlement gain	--	3,517,395
Loss on disposal of assets	--	(1,520,095)
Other	--	2,329

Total Other Items	--	2,019,056

NET LOSS	$(5,448,090)	$(7,747,189)

Weighted average common shares outstanding -
Basic and fully diluted	34,916,556	2,681,535

Net loss per share - Basic and fully diluted	$(0.16)	$(2.89)

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

	2003	2002
Cash Flows From Operating Activities:

Net loss	$(5,448,090)	$(7,747,189)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	17,258	1,010,411
Stock issued for services	4,394,474	1,239,633
Settlement gain	--	(3,517,395)
Loss on disposal of assets	--	1,520,095
Other comprehensive loss	--	33,530
Changes in assets and liabilities:
Increase in accounts receivable	(55,564)	--
Increase in prepaid expenses	--	126,653
Decrease in other assets	--	9,404
Increase in accounts payable	315,858	3,478,350
Decrease in unearned revenue	(13,947)	(13,556)
Increase in loans payable	8,500	--

Net Cash Used in Operating Activities	(781,511)	(3,860,064)

Cash Flows From Financing Activities
Proceeds from issuance of stock for
acquisitions	225,350
Proceeds from sale of stock - net	866,611	100,000
Maturity of short term investment	--	750,000
Loan to officer	--	9,944

Net Cash Provided By Financing Activities	1,091,961	109,944

CASH FLOW FROM INVESTING ACTIVITES
Maturity of short term investment	--	750,000)
Purchase of fixed assets - net	(316,145	(350,308)
Proceeds from sale of fixed assets	--	46,146

Net Cash Used In Investing Activities	(316,145)	445,838

Net change in cash	(5,695)	(3,304,282)
Cash and Cash Equivalents - Beginning of Year	--	3,304,282

Cash and Cash Equivalents (Bank indebtedness)-
End of Year	$(5,695)	$0

Supplemental disclosure of cash flow
information:

Interest paid during the year	$--	$1,095

Taxes paid during the year	$--	$--

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY
FROM DECEMBER 31, 2001 TO DECEMBER 31, 2003

	Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid In		Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Totals
Balance - December 31, 2001
	95,500	96	--	--	2,162,555	2,163	--	--	67,169,034	(62,550,436)	(33,530)	4,587,327
Comprehensive loss:
Translation adjustment	--	--	--	--	--	--	--	--	--	--	33,530	33,530
Net loss - Dec 31, 2002	--	--	--	--	--	--	--	--	--	(7,747,189)	--	(7,747,189)
Shares issued under
employee stock plan	--	--	--	--	1,540	1	--	--	4,573	--	--	4,574
Issuance of stock for
Services	--	--	--	--	1,571,333	1,571	5,000,000	5,000	1,065,879	--	--	1,072,450
Common stock warrants
granted to non-employees	--	--	--	--	--	--	--	--	167,183	--	--	167,183
Preferred shares
converted to common	(20,000)	(20)	--	--	13,333	13	--	--	7	--	--	--
Issuance of common
shares for cash, net	--	--	--	--	166,667	167	--	--	99,833	--	--	100,000
Conversion of debt to
Equity	--	--	--	--	166,667	167	--	--	99,833	--	--	100,000

Balance - December 31, 2002	75,500	76	--	--	4,082,095	4,082	5,000,000	5,000	68,606,342	(70,297,625)	--	(1,682,125)
Net loss - Dec 31, 2003	--	--	--	--	--	--	--	--	--	(5,448,090)	--	(5,448,090)
Issuance of common
shares for cash, net	--	--	--	--	5,851,437	5,851	--	--	860,760	--	--	866,611
Issuance of issuable shares	--	--	--	--	5,000,000	5,000	(5,000,000)	(5,000)
Issuance of common shares
for services	--	--	--	--	18,437,000	18,437	10,950,000	10,950	4,365,087	--	--	4,394,474
Company Takeback of
Fractional Shares due to
Reverse Split	--	--	--	--	(158)	--	--	--	--	--	--	--
Issuance of common
shares on ARS acquisition	--	--	--	--	285,715	286	--	--	8,964	--	--	9,250
Issuance of Series B Preference
shares on acquisition of:
DayStar	--	--	15,000	15	--	--	--	--	735	--	--	750
Perceptre software	--	--	215,350	215	--	--	--	--	215,135	--	--	215,350

Balance - December 31, 2003	75,500	$76	230,350	$230	33,656,089	$33,656	10,950,000	$10,950	$74,057,023	$(75,745,715)	$--	(1,643,780)

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Information Architects Corporation and Subsidiary (the “Company” or “IA”), a North Carolina corporation, was formerly a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. Due to the Company’s inability to achieve profitable operations and the lack of capital to continue to develop its product line and sales staff, the Company suspended its operations in December 2002 and wrote off all its assets. In 2003, the Company acquired the software of Perceptre, LLC (“perceptre”), Accurate Research Solutions, Inc. (“ARS”) and Daystar Telecom, Inc. (Daystar”) as outlined below and commenced providing services using the perceptre software.

Purchase Of Perceptre Software

On June 16, 2003, the Company closed an Asset Purchase Agreement whereby IA acquired that certain computer software program and database commonly referred to as “perceptre” from Perceptre LLC, a New Mexico limited liability company for 215,350 shares of IA Series B preferred stock. The software is valued at $215,350 in the accompanying financial statements.

Each share of Series B Preferred shall be converted automatically into 100 shares of fully paid and non-assessable shares of common stock (the “Conversion Rate”) without any further action by the holders of such shares. The holder of each share of Series B Preferred shall have the right to 200 votes for each share of preferred stock on the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such votes to be counted together with all other shares of capital stock of the Corporation having general voting power and not counted separately as a class. Except as otherwise required by law or as set forth in the Articles of Incorporation, the holders of Series B Preferred shall not vote separately as a class. Holders of Series B Preferred shall be entitled to notice of any shareholders’ meeting in accordance with the Bylaws of the Corporation.

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

The transaction was originally contemplated to be a share exchange as reported on Form 8-K dated December 16, 2002. In May 2002, an 8-K was filed stating that the transaction did not occur. Subsequent to that time the software acquisition

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

was completed. At the time the software acquisition was finalized, management of IA and Perceptre, LLC were related parties.

Acquisition Of Accurate Research Solutions, Inc.

The Company acquired 100% of the stock of Accurate Research Solutions, Inc. (“ARS”) for 285,715 common shares, valued at $9,250 in the accompanying financial statements. The business of ARS is providing pre-employment and post-employment screening and background investigations to various businesses. ARS is a client of Perceptre, LLC and uses the perceptre software system to manage its business.

With the acquisition of the Perceptre software and the acquisition of ARS IA’s mission is to allow companies and government agencies of all sizes and their HR – Risk Management or Loss Prevention Staff to easily and efficiently perform pre-employment screening on all new applicants and to perform routine background investigations on their current employment base through the most efficient user interface the industry can provide.

Acquisition Of Daystar Telecom, Inc.

The Company acquired 100% of the stock of Daystar Telecom, Inc., a Fort Lauderdale based company, IA in April 2003 for 15,000 Series B preferred shares, valued at $75 in the accompanying financial statements. Daystar has a product, timerace.net, which provides automatic call tracking to the legal and accounting vertical. This software solution integrates very well into small to medium professional offices that do not have the critical mass for the expenses normally associated with sophisticated bill-tracking systems. The system is voice activated and collects billing information, collection of voice data both incoming and outgoing, and collects data from these calls (including cellular phones). Other value added services such as conference recording and transcription production is tied into the back end, and the phone tracking and data capturing can take place from anywhere in the world.

Segment Information

The Company operates one business segment, which is the licensing to governmental and commercial sector customers of its on-line, pre-employment screening, background investigation software ordering system.

Going Concern

The Company’s financial statements for the year ended December 31, 2003 have been prepared on a going concern basis which contemplated the realization of

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

assets and the settlement of liabilities in the normal course of business. The Company through its acquisitions has been operating since June 2003 and has incurred losses of $5,448,090 in the year ended December 31, 2003 and HAS accumulated losses of $75,745,715 to December 31, 2003. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate sufficient future revenue from the acquisition of the perceptre software and the other recent acquisitions and/or acquire other existing businesses that are able to generate profits. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation and Consolidation

The Company’s consolidated financial statements include the accounts of Information Architects Corporation and its wholly owned inactive United Kingdom subsidiary, Alydaar International, Limited (“International”)and its wholly owned subsidiaries, Accurate Research Solutions, Inc. and Daystar Telecom, Inc.. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This preparation requires management to include amounts based on management’s prudent judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates made for the year ended December 31, 2003 include the valuation of property and equipment and intangible assets for which impairment write downs have been recorded, valuation of stock based grants to employees and third parties, and valuation of the deferred tax assets.

Cash and Cash Equivalents

Cash and equivalents include cash on hand or bank overdrafts and highly liquid debt instruments purchased with a maturity of three months or less.

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.

For the year ended December 31, 2003, computers and office equipment are being depreciated over 5 years using the straight-line method. Software purchased from Perceptre is being amortized on a straight-line basis over 15 years which is the estimated useful life of this software. Management will analyze the basis of depreciating this software on an annual basis to determine if the software value is impaired beyond the annual depreciation rate and will adjust the annual rate accordingly in conjunction with recent accounting pronouncements.

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

For the year ended December 31, 2003 depreciation and amortization expense amounted to $17,258. All previous software development costs capitalized and abandoned equipment and furniture that were not salable were written off during 2002 due to impairment.

Revenue Recognition

The Company recognizes revenue as services are rendered. Services are considered rendered as background checks are requested.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with SFAS 123.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed of foreign currency translation adjustments which were adjusted in 2002.

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method. For the period ending December 31, 2003, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses in those years. At December 31, 2003 there were options and warrants outstanding to purchase 9,765,234 common shares which may dilute future earnings per share.

Fair Value Of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Of Financial Instruments (continued)

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, and income taxes payable approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements Issued, Not Adopted

On April 30, 2003 the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No.149 is not expected to have a material impact on the Company’s financial position and results of operations.

In February 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No.150”). The provisions of SFAS No.150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No.46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No.46R replaces FASB Interpretation No.46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1,2004, the Interpretation is applied beginning on January 1,2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any interest in any VIE.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Eased Payment”, which amends FASB Statement No.123 and will be effective for public companies for interim or annual periods beginning after June 15,2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways — the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No.43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No.43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No.151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15,2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No.151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29. The guidance in APE Opinion No.29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No.153 is not expected to have a material impact on the Company’s financial position and results of operations.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 2 — COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In 2005, the SEC ordered that trading of the Company’s securities be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the securities of IA be revoked permanently. The Company has entered into negotiations with the SEC and has reached a preliminary agreement regarding settlement which will require that the Company file its 2003 Form 10-KSB/A and will timely file all other reports required so that the administrative proceeding will be dismissed. The proceeding was initiated by the SEC in relation to previous public filings which were not authorized by the audit firms. The Company currently believes that these matters can be settled and will not have a material adverse impact on the Company’s financial position or its results of operations.

Accrued expenses at December 31, 2003 include $1,236,934 due to two law firms which were recorded in 2002 and are in dispute. The expenses relate to legal work on the GEM Technologies case, which case was settled in 2002.

NOTE 3 — SHAREHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock

During 2000, the Company issued approximately 166,000 shares of preferred stock for net proceeds of approximately $10,884,000 in connection with a private placement. The preferred stock has a conversion feature of 0.67 shares of common stock for each share of preferred stock. Pursuant to the reset calculation, provided for by the private placement agreement, subsequently, an additional 58,000 shares of preferred stock were issued. In 2001 and 2000, 89,587 and 39,016 preferred shares were converted to common stock. In July 2002, convertible preferred shareholders converted 20,000 shares of preferred stock to 13,333 shares of the common stock in accordance the conversion terms of the preferred stock (See Common Stock below). There were no shares issued in 2003.

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

Series B Preferred Stock

In 2003, the Company authorized 500,000 shares of Series B Preferred Stock with a par value of $0.001 per share. Series B preferred share are convertible into 100 shares of common stock without any further action by the holders of such shares and have the right to vote based on 200 votes for each share of Series B preferred stock.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 3 — SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Series B Preferred Stock (Continued)

In 2003, the Company issued 215,350 shares of Series B Preferred Stock in connection with the purchase of the perceptre software and 15,000 shares of Series B Preferred Stock in connection with the purchase of Daystar.

Common Stock

In April 2003, the Company announced a one-for-three reverse stock split of the common stock and equivalents. All per share data and numbers of common shares and equivalents have been retroactively adjusted to reflect the latter stock split.

On December 12, 2002, the Company issued 5,000,000 shares of its common stock for services rendered. These shares were valued at $750,000 or $0.15 per share or the fair value on the date of the grant. These shares were issued in 2003.

In 2003, the Company increased the number of authorized common shares to 500,000,000.

On May 14, 2003, the Company registered pursuant to an S-8 Registration Statement, 6,000,000 shares of its common stock to be issuable under a new Year

2003 Stock Award Plan (the “2003 Plan”) which was approved by the Board. Such shares under the Plan are for employees, officers, directors, key consultants and advisors.

During the period from January to September 2003 the Company issued a total of 5,851,437 for net proceeds of $ 866,611.

On September 22, 2003 the Company registered pursuant to an S-8 Registration Statement, 6,500,000 of its common stock to be issuable to certain consultants pursuant to agreements entered into on September 5, 2003. The shares were valued at $ 1,625,000 or $ 0.25 per share. These shares were issued in October 2003. In addition, options for 1,000,000 shares were granted (500,000 options at $1.00 per share and 500,000 options at $2.50 per share).

In November 2003, the Board of Directors resolved that 10,950,000 common shares be issued to consultants and other legally approved vendors. The shares are shown as issuable on the 2003 financial statements and are valued at $0.05 per share. In addition, options for 8,000,000 shares were granted (4,000,000 options at $.50, 2,000,000 options at $1.00, and 2,000,000 options at $1.50).

A total of 18,437,000 common shares were issued and 10,950,000 were issuable during the year ended December 31, 2003 for consulting and other services (valued at $4,394,474) rendered to the Company.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 3 — SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock(continued)

In connection with the three-for-one reverse stock split in 2003, 158 fractional shares were cancelled.

In 2003, 285,715 common shares valued at $9,250 were issued in connection with the acquisition of Accurate Research Services, Inc.

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

On January 25, 2002, the Company’s shareholders voted to approve an amendment to the stock option plan to increase the number of shares of common stock that may be issued under the plan from 800,000 to 4,000,000 shares after giving effect to the one-for-five reverse split. This amendment was effective February 1, 2002. The plan has not yet been amended for the most recent one-for-three reverse split.

A summary of the options issued under the plan as of December 31, 2003 and changes during the year is presented below:

		Weighted Average Exercise
Outstanding December 31, 2002	8,957	$86.25
Canceled and expired	(6,824)	86.25
Granted	9,000,000	.97

Outstanding - December 31, 2003	9,002,133	$.99

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT) (continued)

Common Stock(continued)

The following table summarizes information about options outstanding at December 31, 2003:

	Outstanding and Exercisable Options
Weighted Range of Exercise Price Shares	Number of	Remaining Contractual Life	Average Exercise Price
$86.25	2,133	.64	$86.25
$.97	9,000,000	4.67	$.97

Common Stock Warrants

A summary of warrants issued to employees and non-employees and changes during 2003 is presented below (there were no warrants issued in 2003):

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2002	763,471	$2.82
Granted	--	--
Exercised	--	--
Canceled and expired	(370)	118.20

Outstanding December 31, 2003	763,101	$2.74

The following table summarizes information about warrants outstanding at December 31, 2003:

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 3 — SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock(continued)

Outstanding and Exercisable Warrants
Range of Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price
$ 0.60	583,333	3.62	$0.60
1.23	33,333	3.56	1.23
1.14	14,000	3.52	1.14
2.73	50,000	3.38	2.73
2.73	23,333	3.15	2.73
19.95	4,667	2.62	19.95
29.31	45,239	1.44	29.31
24.45-67.50	3,696	0.92	38.28
15.90	2,500	0.82	15.90
30.00	1,000	0.43	30.00
32.40	2,000	0.18	32.40

	763,101		$2.74

Preferred Stock Warrants

As of December 31, 2003, the Company had 16,572 preferred stock warrants outstanding. These warrants allow the holder to purchase preferred stock from the Company at $70 per share. The warrants expire in 2005.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan to provide eligible employees with the opportunity to purchase shares of its common stock through payroll deductions. Participants of the plan purchase shares of the Company’s common stock at six-month intervals at 85 percent of the lower of the fair market value on the first or last day of each six-month period. The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000.

On January 25, 2002, the Company’s shareholders voted to approve an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the one-for-five reverse split. The plan has not yet been amended for the most recent one-for-three reverse split. During 2003 employees purchased 0 shares.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 3 — SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock(continued)

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements.

NOTE 4 — INCOME TAXES

There was no income tax expense for the year ended December 31, 2003 due to the Company’s net losses.

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 is as follows:

Year Ended December 31, 2003
Net operating loss
carryforward	$26,400,000
Valuation
allowance	(26,400,000)

Net deferred tax
assets	$--

As of December 31, 2003, the Company had net operating loss carry forwards (“NOLs”) of approximately $66,000,000 available through December 31, 2023 to offset future taxable income. However, under Section 382 of the Internal Revenue Code, a greater than 50 percent change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited.

NOTE 5 – OFFICE SPACE LEASE

The Company occupies its office space in Lutz, Florida under the terms of a three-year lease dated January 31, 2002 which commenced February 1, 2002. Future minimum lease payments are $20,806 in 2004 and $1,741 in 2005.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 6 — RELATED PARTY TRANSACTIONS

In 2003, 5,000,000 shares of issuable common shares were issued to Lewco Corporation. A key officer of Lewco Corporation is an immediate family member of a consultant affiliated with the Company.

The Company has entered into a consulting agreement and a management agreement with Greentech USA Inc. As a result of Greentech’s acquisition of Perceptre, LLC, Greentech owns the Series B preferred shares which were issued to purchase the perceptre software, these shares are convertible into 21,535,000 common shares of IA. The consulting agreement dated October 29, 2003 covers fees associated with graphics, printing, internet services, product marketing, advertising, corporate filings and legal fees as well as other specific duties and was for a three-month term, which was renewed for an additional three-month term. The Company was obligated to pay $350,000 in free trading stock the precise number of shares to be calculated according to a formula in the contract (the shares were issuable at December 31, 2003). The management agreement dated November 19, 2003 engaged Greentech to assist the Company in its day-to-day operations including but not limited to bookkeeping services, coordination with external auditors, senior management services, management of all IT functions, and supervision of sales, marketing, and public relations. The Company is obligated to pay $35,000 per month for these services and was for an initial three-month term and renews monthly unless terminated by either party with 30 days notice. In addition, Greentech advanced $8,500 during 2003 which is shown as amount due affiliate.

NOTE 7 — SUBSEQUENT EVENTS

Acquisition of Remote Credit Card Authentication Patent

On February 25 2004 Information Architects Corp. acquired a patent US 6,270,011 B1 (remote credit card authentication system) in exchange for 60,000 shares of Series D preferred shares and employment agreements for two employees of OTE Networks LTD. The patent is in relation to a fingerprint scanning methodology for providing secure transactions with credit cards by adding a fingerprint scanner at the point-of-sale to obtain fingerprint data, so that a credit card company can verify the fingerprint. The method is integrated into the existing negotiations protocol between a point-of-sale system and a credit card company database, and uses a human fingerprint and a secure algorithm. The credit card company has the customer fingerprint for comparison on its existing database, and the existing credit card operation will be usual, with the fingerprint data added to it to authenticate and secure the operation via communication media while making the point-of-sale purchase.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 7 — SUBSEQUENT EVENTS(continued)

Acquisition of ICABS.COM, Inc.

In continuing on its strategy of acquisitions that are complimentary to its services, the Company has entered into an Acquisition Agreement in March 2004 with ICABS.COM, Inc. (“ICABS” or “iCABS”), a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. In exchange for 100% of the shares of ICABS, the Company issued 100,000 Series C preferred shares. The company continues to focus on payroll, commission and expense programs (PCE) both in the United States and internationally.

ICABS has secured a number of marketing agreements (several on an exclusive basis) with card issuing institutions.

The PCE model ties in closely with the Company’s core business of security screening for employees. The companies are seen as being mutually complimentary. With the new levels of compliance required under the terms of the recently enacted Patriot Act laws, companies that work to the highest standards help end user clients conform to the requirements of “know your end user.”

Acquisition of International Monetary Exchange Systems Corporation (IMES)

Continuing on its strategy of acquisitions that are complimentary to its services, Information Architects entered into an Acquisition Agreement on March 9, 2004 with IMES — International Monetary Exchange Systems Corporation, a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. In exchange for 100% of the shares of IMES, the Company issued 50,000 Series C preferred shares. The IMES stored value products enhance the Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES we offer the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES strategy is to develop stored value card programs both here in the US and abroad.

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003

NOTE 7 — SUBSEQUENT EVENTS(continued)

Acquisition of Assets and Liabilities of FFS Transaction, LLC

In 2004, the Company formed a Nevada corporation, Information Processing Corporation, to acquire the assets along with the related liabilities of FFS Transaction, LLC. This company owns certain licenses which allows it to process credit card transactions. The acquisition of this entity further complements its recent acquisitions and defines the direction in which the Company is heading.

Legal Proceedings

In 2005, the SEC ordered that trading of the Company’s securities be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the securities of IA be revoked permanently. The Company has entered into negotiations with the SEC and has reached a preliminary agreement regarding settlement which will require that the Company file its 2003 Form 10-KSB/A and will timely file all other reports required so that the administrative proceeding will be dismissed. The proceeding was initiated by the SEC in relation to previous public filings which were not authorized by the audit firms. The Company currently believes that these matters can be settled and will not have a material adverse impact on the Company’s financial position or its results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Our former auditors, Salsberg & Company P.A., was replaced by Jaspers + Hall, PC on December 2, 2004. Their report on our financial statements for the year ended December 31, 2002 did not contain any qualifications or adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern through December 31, 2002.

IA previously received notice from its former independent auditors — Russell & Atkins, PLC, that reflects that it is their position that their audit of IA’s financial statements for the year ended December 31, 2003 was not completed by their firm and as a result, IA had no consent to file an audit report or related financial statements as audited financial statements, as a part of IA’s Form 10-KSB and Forms 10-KSB/A for the year ended December 31, 2003.

By letter dated October 19, 2004, IA received written notice from Russell & Atkins, PLC, independent auditors, advising IA that their firm did not complete an audit of our financial statements for the year ended December 31, 2003, nor did that firm consent to the inclusion of an audit report or any related financial statements with any reports filed with the Commission as required by the Securities Exchange Act of 1934. The notice given to IA by Russell & Atkins, PLC discloses that they were never engaged to perform an audit, which is inconsistent with IA’s understanding.

As a result of the receipt of the above-referenced notice, the board of directors of IA has re-engaged the services of Jaspers & Hall, PC to conduct an audit of our financial statements for the period ended December 31, 2003 and the board has determined that until Jasper and Hall, PC completes the audit of our financial statements for that period and consents to the filing of their audit report for that period and a Form 10-KSB/A is filed with the Commission that includes a validly issued auditor’s report with accompanying audited financial statements, that the financial statements of IA for the period ended December 31, 2003 should not be relied upon.

On January 20, 2005, IA also received notice from Michael B. Johnson & Co., LLC an independent auditing firm, that reflects that it is that firm’s position that said firm did not consent to the filing of an audit report covering IA’s financial statements for the year ended December 31, 2003, nor did that firm complete an audit of IA’s financial statements for that same period. That notice also requested IA to withdraw any references to said firm name in IA’s Form 10-KSB/A filed with the Commission on January 4, 2005.

Up until receipt of the notice from Michael B. Johnson & Co., LLC, IA was under the impression that the financial statements of IA for the year ended December 31, 2003 were being audited by the independent auditing firm of Jaspers & Hall, P.C. as substitute auditors for Russell & Atkins, PLC, pursuant to a written audit engagement entered into with that firm by IA on November 30, 2004. IA had been informed that the audit report for the year ended December 31, 2003 was to be issued by Michael B. Johnson & Co., LLC, due to an impending merger between the two auditing firms named above. IA was under the further impression that it had the consent of Jaspers & Hall, P.C., and in turn, Michael B. Johnson & Co., LLC, to file the Form 10-KSB/A and related audit report on January 4, 2005. IA is now relying on the Jaspers & Hall PC audit engagement to complete the December 31, 2003 audit of our financial statements for the period then ended and to issue their audit report accordingly, which is included herein.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:

Name	Age	Position	Since
Michael Weinstein	53	CEO/Director	December 2002

William Overhulser		COO
	35
		Secretary	December 2003

Robert J. Desiderio	63	Director	December 2002

        During the current fiscal year, our Chief Executive Officer was Michael L. Weinstein, who was associated with the acquisition of Perceptre Software, LLC. On March 10, 2004, Mr. Weinstein and another of our directors at the time, Robert J. Desiderio, agreed to make their resignations as officers and directors effective on the date that we initially filed our Form 10-KSB for the year ended December 31, 2003, which occurred on April 16, 2004.

        This Form 10-KSB/A discloses the names of our officers and directors at the end of fiscal year 2003, but this amendment to our Form 10-KSB for the year ended December 31, 2003 is signed and certified by our current Interim Chief Executive Officer and Interim Chief Financial Officer, William Overhulser. To the extent that this amendment to our initial Form 10-KSB modifies the names and titles of the persons signing this report, this amendment supercedes prior amendments to our Forms 10-KSB/A.

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2003 through December 31, 2003, the registrant has been unable to determine if the prior directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

LATE FILINGS ON BENEFICIAL OWNERSHIP REPORTS

As of December 31, 2003 the following persons filed late beneficial ownership reports required by Section 16(a) of the Securities Exchanged Act of 1934:

William P. Overhulser, Chief Operating Office, filed a late report on Form 5 and Form 3. Greentech USA Inc., 10% or greater beneficial owner, filed a late report on Form 5. William Craig, 10% or greater beneficial owner, intends to file a Form 5 late and all other beneficial ownership reports are to be filed late.

Names of Percent Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Shares as of 12/31/03 of Class
Greentech USA, Inc.	26,350,000 *
39%
William Overhulser	407,768 Common **
0.0062%
William Craig	5,992,111 ***
8.9%
Totals (3)	32,749,879

* Greentech Common Shares are based on owning 215,350 Preferred Class B which is convertible into 100 shares of fully paid and non-assessable shares of common stock.

**351,518 shares, covered in the above table, remained in the name of Mr. Overhulser in the Company’s stock transfer agent, in error.

*** 5,000,000 shares, covered in the above table, are issued to a relative of Mr. Craig which is an office of Lewco. 992,111 shares are issued to Security Xchange of which Mr. Craig is a Director

        Michael L. Weinstein had been Chairman and CEO since December 2002. From 2000 to December 2002, he was managing director of FOCUS Investments, a business acquisition company. From 1997 to 2000, he was COO of Ben Ezra, Weinstein Co, a software development company.

        During the current fiscal year, our Chief Executive Officer was Michael L. Weinstein, who was associated with the acquisition of Perceptre Software, LLC. On March 10, 2004, Mr. Weinstein and another of our directors at the time, Robert J. Desiderio, agreed to make their resignations as officers and directors effective on the date that we initially filed our Form 10-KSB for the year ended December 31, 2003, which occurred on April 16, 2004.

        This Form 10-KSB/A discloses the names of our officers and directors at the end of fiscal year 2003, but this amendment to our Form 10-KSB for the year ended December 31, 2003 is signed and certified by our current Interim Chief Executive Officer and Interim Chief Financial Officer, William Overhulser. To the extent that this amendment to our initial Form 10-KSB modifies the names and titles of the persons signing this report, this amendment supercedes prior amendments to our Forms 10-KSB/A.

        William Overhulser entered into active duty with the US Air Force in 1986. He achieved Honor Graduate status, attended NCO training courses, and received several medals including Good Conduct, and Small Arms Expert Marksmanship. While in the Air Force, he completed several college courses under Air Force Continuing education program. After being honorably discharged in the early 90‘s William held several positions in the Cellular Telephone industry related to sales and marketing. In the late 90‘s William was a key player in developing on-line systems using cognitive and psychometric assessments for hiring applicants as well as background checks, this corporation was subsequently sold, William then developed the Perceptre system which is Information Architects’flagship product

        Robert J. Desiderio is a professor emeritus at the University of New Mexico School of Law and a member of the law firm of Sanchez, Mowrer & Desiderio, P.C. Desiderio served as Dean of the law school from 1979 – 1985 and again from 1997 – 2002. In addition to his teaching career, Desiderio has been involved in a myriad of professional and civic activities. Presently, he is chair of the New Mexico Public School Capital Outlay Taskforce and the New Mexico Educational Trust Board. He also served as chair of the New Mexico Professional Tax Study Committee; was a member of the New Mexico Health Care Task Force and the New Mexico Ethics Task Force; and was reporter for the New Mexico Workers’ Compensation Task Force. Desiderio graduated Summa Cum Laude, from St. Joseph’s University in Philadelphia, PA and from Boston College Law School. He is a member of the New Mexico State Bar and the District of Columbia Bar. Mr. Desiderio resigned in April 2004.

ITEM 10. EXECUTIVE COMPENSATION

        The following tables set forth information with respect to compensation paid by the Company for the services of the Company’s Chief Executive Officer and Chief Operation Officer for the year ended December 31, 2003 as they were not officers in 2002.

		SUMMARY COMPENSATION TABLE Long Term Compensation
Annual Compensation Awards		Payouts
(a)	(b)	(c)	(d)	(e)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Michael Weinstein	2003	$132,000	$--	$--
Chief Executive
Officer

WILLIAM OVERHULSER	2003	$19,391	--	--

Chief Operating
Officer
LEON SHKLAR	2002	50,000	--	--
THOMAS J. DUDCHIK	2002	50,000	--	--

OPTION/SAR GRANTS IN PRIOR FISCAL YEARS

Individual Grants
(a)	(b)	(c)	(d)
Name	Number of Securities Underlying Options/SARs Granted(#)(1)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)
Robert F. Gruder	21,667	53.5%	$19.95
J. Wayne Thomas	8,333	20.6%	19.95
Thomas J. Dudchik	5,000	12.4%	19.95

		Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
	(e)	(f)	(g)
	Expiration Date	5%($)	10%($)
Robert F. Gruder	8/14/11	$0	$0
J. Wayne Thomas	8/14/11	0	0
Thomas J. Dudchik	8/14/11	0	0

(1)     All options listed were granted pursuant to the Company’s stock option plan. Option exercise prices were at the market price when granted. The options have a term of ten years and vest in one year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 15, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s officers and directors and (iii) all of the aforementioned as a group:

Names of Percent Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Shares as of 12/31/03 of Class
William Overhulser	407,768 Common **
0.0062%
Greentech USA, Inc.	26,350,000 *
39%
TOTALS(2)	26,757,768

* Greentech Common Shares are based on owning 215,350 Preferred Class B which is convertible into 100 shares of fully paid and non-assessable shares of common stock.

**351,518 shares, covered in the above table, remained in the name of Mr. Overhulser in the Company's stock transfer agent, in error.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Information Architects Corporation are included in Item 8:

Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, and 2002
Consolidated Statements of Cash Flows for the years ended December 31,2003, and 2002
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, and 2002
Notes to Consolidated Financial Statements for the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i)	Audit Fees

	2002	2003
HOLTZ RUBENSTEIN & CO., LLP	$ 0	$2500
SALBERG & COMPANY, P.A	$25360	$ 0
HUNTER, ATKINS & RUSSEL, PLC		$3000

(ii)	Audit Related Fees

None

(iii)	Tax Fees

None

(iv)	All Other Fees

None

TOTAL FEES

	2002	2003
HOLTZ RUBENSTEIN & CO., LLP	$ 0	$2500
SALBERG & COMPANY, P.A	$25360	$ 0
HUNTER, ATKINS & RUSSEL, PLC		$3000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2003 or 2002.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

(1)(2) List of Exhibits

23.1	Consent of independent auditors

31 & 32	Sarbanes-Oxley Certification

(b)     Reports on Form 8-K

April 15, 2003 ITEM 4 CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT Engaged Salberg & Company, P.A. as of March 13, 2003 as its principal accountant to replace its former principal accountant, Holtz Rubenstein and Co, LLP.

May 2, 2003 ITEM 5. OTHER EVENTS Form 8-K dated December 16, 2002 is amended

June 16, 2003 ITEM 1. CHANGES IN CONTROL OF REGISTRANT

See Item 2

ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS. Asset Acquisition Agreement whereby IARC acquired all assets of Perceptre LLC

August 21, 2003 ITEM 4. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT terminate the services of Salberg & Company, P.A. (“SALBERG”) as the Company’s auditors, and to engage Hunter, Atkins and Russell

September 22, 2003 ITEM 5. OTHER EVENTS VALUATION OF PERCEPTRE

EXHIBITS

Exhibit 16.

Letter from Holtz Rubenstein & Co., LLP

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 14, 2005
BY: /S/ William Overhulser
——————————————
William Overhulser
Interim Chief Executive Officer

BY: /S/ William Overhulser
——————————————
William Overhulser
Interim Chief Financial Officer

BY: /S/ William Overhulser
——————————————
William Overhulser
Interim Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATED: April 14, 2005
BY: /S/ William Overhulser
——————————————
William Overhulser
William Overhulser Interim CEO Director

BY: /S/ William Overhulser
——————————————
William Overhulser
Interim Chief Executive Officer

BY: /S/ William Overhulser
——————————————
William Overhulser
Interim Chief Financial Officer

BY: /S/ William Overhulser
——————————————
William Overhulser
Interim Principal Financial Officer