Form 10KSB
period 2004-12-31
INFORMATION ARCHITECTS CORP
filed 2005-04-15
CIK 1018336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
(Title of class)

        Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant’s revenues for the year ended December 31, 2004 was $561,318.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of February 9, 2005 was $ 9,049,485.00

        The number of shares of common equity outstanding as at December 31, 2004 was 66,280,719

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Format Yes [  ]No [X]

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Information Architects Corporation and Subsidiary (the “Company” or “IA”)was a developer of developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions for both corporations and individuals. The Company suspended operations in late 2002.

        In 2003,the Company acquired the software of Perceptre, LLC, Accurate Research Solutions, Inc. (“ARS”) and Daystar Telecom, Inc. as outlined below and commenced providing services using the Perceptre software.

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

        The business of IA is the licensing to governmental and commercial sector customers of its on-line, pre-employment screening, background investigation software ordering system. The Perceptre software ordering system consists of a user interface designed for ease of use, breadth of information availability as well as speed and flexibility. The Perceptre software provides a fast and affordable on-line ordering system for use by employers, or any other inquiring entities, in their quests to review the records of anyone of interest in many personnel arenas such as criminal records, civil court records, motor vehicle records, and, of course, credit bureau records.

In 2003 the Company acquired 100% of the stock of Accurate Research Solutions, Inc. (“ARS”) for 285,715 common shares, valued at $9,250 in the accompanying financial statements. The business of ARS is providing pre-employment and post-employment screening and background investigations to various businesses. ARS is a client of Perceptre, LLC and uses the perceptre software system to manage its business.

The business of Accurate Research Solutions, Inc. is providing pre-employment and post-employment screening and background investigations to various businesses. ARS is a client of Perceptre LLC using the Perceptre software system to manage its business. In 2003 all of the customers being serviced by ARS were transferred over to IA and at that point all billing of these customers was performed by IA.

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

IA in 2004 continued to enhance its product by staying up-to-date with its customer’s needs. We performed additional enhancements to the software, worked to enhance our backroom customer support and services systems and to expand our sales and marketing effort. In order to increase sales as quickly as possible the company’s sales focus has been on building partner and affiliate relationships. As of December 31, 2004 we have entered into twenty-three partner and affiliate relationships with companies in the HR and HR associated marketplace as well as companies that focus on marketing various products and services to the business community. We are actively working on training and supporting these entities. We have also entered into several Sales Partner Software Integration Agreements with HR companies looking to integrate their systems directly into IA’s. The company maintains a website at www.ia.com

Daystar Telecom, Inc., a Fort Lauderdale based company, which was acquired by IA in 2003, has a product timerace.net that provides automatic call tracking to the legal and accounting vertical. This software solution integrates very well into small to medium professional offices that do not have the critical mass for the expenses normally associated with both sophisticated bill tracking systems. The system is voice activated and collects billing information, collection of voice data both incoming and outgoing, and collects data from these calls (including cellular phones). Other value added services such as conference recording and transcription production is tied into the back end, and the phone tracking and data capturing can take place from anywhere in the world. The current business model of DayStar is on-hold pending the success of the company’s financing activities. In 2004 DayStar Telecom, Inc. was involved in a contractual dispute with one if its vendors. The vendor MemberCall filed suit against DayStar in December 2004. A judgment was awarded to MemberCall and DayStar has filed a Notice of Appeal.

Acquisition of Remote Credit Card Authentication Patent

On February 25, 2004 Information Architects Corp. acquired a patent US 6,270,011 B1 (remote credit card authentication system) in exchange for 60,000 shares of Series D preferred shares and employment agreements for two employees of OTE Networks LTD. The patent is in relation to a fingerprint scanning methodology for providing secure transactions with credit cards by adding a fingerprint scanner at the point-of-sale to obtain fingerprint data, so that a credit card company can verify the fingerprint. The method is integrated into the existing negotiations protocol between a point-of-sale system and a credit card company database, and uses a human fingerprint and a secure algorithm. The credit card company has the customer fingerprint for comparison on its existing database, and the existing credit card operation will be usual, with the fingerprint data added to it to authenticate and secure the operation via communication media while making the point-of-sale purchase.

The development of the patent goes hand-and-hand with the IPC subsidiary (Information Processing Corporation” discussed below). The ability to test and deploy the patent using the IPC processing center will speed its deployment to the marketplace and give IA the ability to market the patent and services developed from it to various IPC clients and customers.

Acquisition of ICABS.COM, Inc.

In continuing on its strategy of acquisitions that are complimentary to its services, the Company entered into an Acquisition Agreement in March 2004 with ICABS.COM, Inc. (“ICABS” or “iCABS”), a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. In exchange for 100% of the shares of ICABS, the Company issued 100,000 Series C preferred shares. ICABS focuses on payroll, commission and expense programs (PCE) both in the United States and internationally.

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

As of December 31, 2004 ICABS had one employee. It currently shares office space with IA at its’ offices in Ft. Lauderdale, FL. The company maintains a website at www.icabs.com.

Acquisition of International Monetary Exchange Systems Corporation (IMES)

Continuing on its strategy of acquisitions that are complimentary to its services, Information Architects entered into an Acquisition Agreement on March 9, 2004 and closed it on April 12, 2004 with IMES — International Monetary Exchange Systems Corporation, a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. In exchange for 100% of the shares of IMES, the Company issued 50,000 Series C preferred shares. The IMES stored value products enhance the Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES we offer the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES’ strategy is to develop stored value card programs both here in the US and abroad.

IMES has also developed its own back end customer service and cardholder services module both on-line and off. The IMES system integrates seamlessly with the processor to provide a complete set of backend fulfillment, operations, cardholder services, distributor services, treasury and settlement process reconciliation and overall portfolio management systems to manage its card base. The products IMES offers handle the complete integration for stored value programs, from card ordering and transaction processing, to front-end website design and customer service. The company maintains a website at www.imesworldwide.com.

Acquisition of FFS Transaction, LLC Assets and Liabilities

On June 8, 2004 Information Processing Corporation, (“IPC”) a Nevada Corporation was incorporated and shares were issued to Information Architects Corporation which owns 100% of the shares. On June 3rd, 2004 an Asset Acquisition Agreement was entered into between Information Processing Corporation and FFS Transaction Corp, LLC to acquire the assets and certain liabilities of FFS Transaction Corp, LLC. This company owns certain licenses which allow it to do credit card processing. The acquisition of these assets further complements its recent acquisitions and defines the additional direction in which the Company is heading.

IPC provides a comprehensive range of automated data processing services for businesses. At their secure facility in Abilene, Texas they house state-of-the-art platforms and software systems for all manner of processing requirements. Their clients’ needs range from application service provision, through customer service interfaces, web hosting, direct response handling, all the way to full bank transaction processing.

IPC products and services include: Application Hosting, Application Service, Provider ATM & POS driving, management and monitoring, Automated Clearing House (ACH) Services, Automated Data Processing Services, Bank Transaction Processing, Corporate eBanking, Customer Support (live and virtual), Customized Application Development, Debit & Stored Value Card Processing, Debit & Stored Value Card Account Management, Embossing and Encoding of Prepaid Cards, Hardware & Systems Hosting, Prepaid Services Provision. The current business model of IPC is on-hold pending the success of the company’s financing activities. It currently has one employee. The company maintains a website at www.ipcamerica.com.

On April 27, 2004, the Company entered into an agreement with Greentech Holdings Inc., (an unrelated private company) to obtain financing through the issuance of 2 debentures of 5 million euros each totaling 10 million euros or $11,912,000. The Company has exercised its option to convert one of the debentures into equity however since the transaction has not been consummated, no amounts are reflected in the accompanying financial statements. Greentech Holdings Inc. is to receive a 20% commission when the transaction is completed.

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

        Management suspended operations in connection with its original Jitzu software in 2002 and after acquiring from Perceptre LLC its software re-commenced operations in June 2003 and thus is able to license this software to governmental and commercial sector customers. IA has hired a sales force to market its unique Perceptre software as reflected in the financial statements of the Company.

        The acquisitions of ICABS, IPC, IMES and the remote credit card authentication system patent allows the company to expand into the financial processing business from a wholesale – retail and consultant approach. A primary product is the pre-paid payroll card programs to be marketed to companies. The pre-paid payroll program as discussed above adds a synergistic marketing component with the core IA background screening – pre and post employment screening product. In most cases both products are sold to the Human Resource or Accounting Departments of a company.

SOFTWARE DEVELOPMENT

In keeping with the Company’s new direction we have ongoing development to enhance its Perceptre Employment Screening and Background Investigation core product, and as such did incur research and development expenditures in 2004. We capitalized approximately $87,615 and $0 related to the internal development costs associated with Perceptre in 2004 and 2003, respectively.

All new software development is being focused on the deployment of Perceptre Version 2.0. Perceptre Version 2.0 added a host of additional features to the on-line ordering and provisioning system. Development continued into 2004 for a version that allowed small-medium sized business the use of the software and in a “pay-as-you-go” environment. Perceptre Version 2.0 interfaced a shopping cart component and merchant interface that required payment by the customer prior to performing the employment screening. A new user interface is being developed and will be available in 3Q05 as well as a software integration module to be deployed within software systems of companies in the HR space providing other services to employers, looking to add the employment screening services to their customer base.

Most companies in this market place have not received the level of permissions that IA has for the transfer of information via the internet. Cybertrust Site Secure is a certification given only when a company satisfies the extensive requirements relating to security, encryption systems, redundancy of systems, and a whole host of other issues.

Via XML, IA has developed an interface that allows IA to be a fully integrated application within most HRMS, ATS systems. This saves a tremendous amount of time for all HR personnel, in not having to manually enter the data when it already exists in another application.

The work production component of the system allows for the completion of credit reports and Social Security searches via Experian using Netconnect. In addition work is queued to the more than three thousand counties as well as IA’s proprietary call center management system, including several Quality Assurance components to insure accurate data disclosure to the employers. The servers that host the system are located in Albuquerque New Mexico at a hardened facility called Bigbyte. Bigbyte provides redundant power, Internet connectivity, 24-hour security, as well as biometric entry systems. The system is an N-Tier environment to facilitate scalability to several thousand transactions per minute. Security of personal data is priority and is accomplished by several firewalls as well as additional monitoring systems to recognize any system trying to access that contains a virus. The last completed Cybertrust on site audit required no changes to existing technical operations to meet requirements. In addition the system has undergone the Department of Justice IT security guidelines.

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

EMPLOYEES

As of December 31, 2004 there were ten employees. Michael Clark — President, William Overhulser – COO, Gerry Smith – CTO; five employees in the Lutz (Tampa FL) operations center and two sales employees in the Ft. Lauderdale office.

The Board of Directors of IA accepted the resignation of Michael Clark as President effective April 5, 2005. Mr. William Overhulser has been appointed Interim Chief Executive Officer.

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

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In February 2005, the U.S. Securities and Exchange Commission (“SEC”) ordered that trading of the Company’s common stock be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the common stock of IA be revoked permanently. The Company has entered into negotiations with the SEC and has reached a preliminary written agreement regarding settlement of the Order Instituting Administrative Proceedings that will require that the Company file this amendment to its 2003 Form 10-KSB/A, which it has done, and will timely file all other reports required so that the administrative proceeding will be dismissed. The proceeding was initiated by the SEC in relation to previous public filings which were not authorized by the Company’s auditing firms. The Company currently believes that these matters can be settled and will not have a material adverse impact on the Company’s financial position or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

        Our common stock currently trades on the OTC Bulletin Board under the symbol “IACH”.

For Year Ended December 31, 2004	High	Low
1st Quarter Ended March 31, 2004	$0.66	$0.05
2nd Quarter Ended June 30, 2004	$0.74	$0.17
3rd Quarter Ended September 30, 2004	$0.34	$0.12
4th Quarter Ended December 31, 2004	$0.20	$0.05

BENEFICIAL HOLDERS

        As of April 14, 2005, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in “street name.”

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

A total of 18,437,000 common shares were issued and 10,950,000 were issuable during the year ended December 31, 2003 for consulting and other services (valued at $4,394,474) rendered to the Company. These issuable shares were issued in 2004.

In connection with the three-for-one reverse stock split in 2003, 158 fractional shares were cancelled.

In 2003, 285,715 common shares valued at $9,250 were issued in connection with the acquisition of Accurate Research Services, Inc.

In 2004, 2,190 common shares were issued in connection with the three-for-one reverse stock split in 2003.

A total of 21,672,440 common shares were issued during the year ended December 31, 2004 for consulting and other services (valued at $1,083,622) rendered to the Company.

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

Series C Preferred Stock

In 2003, the Company authorized 500,000 shares of Series C Preferred Stock with a par value of $0.001 per share. Series C preferred share are convertible into 10 shares of common stock without any further action by the holders of such shares and have the right to vote based on 10 votes for each share of Series C preferred stock.

In 2004, the Company issued 100,000 shares of Series C Preferred Stock in connection with the acquisition of ICABS and 50,000 shares of Series C Preferred Stock in connection with the acquisition of IMES.

Series D Preferred Stock

In 2003, the Company authorized 500,000 shares of Series D Preferred Stock with a par value of $0.001 per share. Series D preferred share are convertible into 10 shares of common stock without any further action by the holders of such shares and have the right to vote based on 10 votes for each share of Series D preferred stock.

In 2004, the Company issued 60,000 shares of Series D Preferred Stock in connection with the acquisition of the patent.

        We relied upon the exemption provided under section 4(2) for these issuances, which was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.

•	Restrictive legends are placed on all certificates issued.

•	The distribution did not involve general solicitation or advertising.

•	The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

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

        The Company has an employee stock purchase plan to provide eligible employees with the opportunity to purchase shares of its common stock through payroll deductions. Participants of the plan purchase shares of the Company’s common stock at six-month intervals at 85 percent of the lower of the fair market value on the first or last day of each six-month period. The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. On January 25, 2002, the Company’s shareholders voted to approve an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the one-for-five reverse split in January 2002. The plan has not been amended for the most recent one-for-three reverse stock split. Of the 200,000 shares authorized to be issued under the Purchase Plan, 191,625 shares remained available for issuance as of December 31, 2004. During 2004 and 2003 employees purchased -0- and -0- shares for approximately $0.00 and $0.00, respectively.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Prior to December 2002, Information Architects Corporation and Subsidiary (“IA” or the “Company”) provided dynamic content delivery and interchange infrastructure solutions for business based on our core product, Jitzu. In December 2002 the Company suspended operations in connection with the sale and distribution of its core product. In June 2003 the company re-commenced operations. In 2004 the Company’s revenues are derived from its Employment Screening and Background Investigations software application.

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

11

Other Disclosures for Shareholders’ Benefit

The Company entered into a consulting agreement and a management agreement with Greentech USA Inc. As a result of Greentech’s acquisition of Perceptre, LLC, Greentech owns the Series B preferred shares which were issued to purchase the perceptre software, these shares are convertible into 21,535,000 common shares of IA. The consulting agreement dated October 29, 2003 covers fees associated with graphics, printing, internet services, product marketing, advertising, corporate filings and legal fees as well as other specific duties and was for a three-month term, which was renewed for an additional three-month term. The Company was obligated to pay $350,000 in free trading stock the precise number of shares to be calculated according to a formula in the contract (the shares for the first quarter were issuable at December 31, 2003 and were issued in 2004). A total of two quarters were paid by the issuance of common stock. The management agreement dated November 19, 2003 engaged Greentech to assist the Company in its day-to-day operations including but not limited to bookkeeping services, coordination with external auditors, senior management services, management of all IT functions, and supervision of sales, marketing, and public relations. The Company is obligated to pay $35,000 per month for these services and was for an initial three-month term and renewed through July 2004, subsequently the agreement was continued at a rate of $85,000 per month through 2004. In addition, amounts due Greentech were $1,625,434 and $8,500 at December 31, 2004 and 2003, respectively.

RESULTS OF OPERATIONS

        The Company re-commenced operations in June 2003 when it purchased the assets of Perceptre LLC., after a suspension of operations in late 2002. For the fiscal year ended December 31, 2004 the Company incurred a loss of $3,193,428 compared to a loss of $5,448,090 for the year ended December 31, 2003.

The following financial discussion related to our operations.

         IA had revenues of $561,318 in 2004 compared to $208,225 in 2003

        IA was affected by the economic weakness as generally seen throughout the technology industry which caused the Company to take this new direction.

Cost of Revenues and Gross Margin

        IA reported 2004 cost of revenues of approximately $352,392 compared to $46,805 in 2003. Cost of revenues in 2003 relates to support services required in connection with services provided by the Company to its customers.

Sales and Marketing

        Sales and marketing expenses were approximately $16,152 in 2004 as compared to $ 16,449 in 2003.

Research and Development

        There were $87,615 in software development costs capitalized in 2004 as compared to none in 2003.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time.

General and Administrative

        General and administrative expenses were approximately $3,291,285 in 2004 compared to $5,575,803 in 2003. Included in general and administrative expenses approximately $1,083,622 represents consulting and management fees incurred and paid for with common stock of the Company. In 2003 this number was $4,394,474.

Depreciation and Amortization

        Depreciation and amortization expenses were approximately $56,407 in 2004 as compared to $17,000 in 2003.

Other Items

We had no interest income in 2004 as compared to none 2003, due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for 2004 or 2003.

Other

        During 2004 and 2003, we issued common stock to raise cash, to convert debt to equity, to pay for services and to acquire assets. We also use stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice.

        We may continue to invest in introducing new concepts into the Internet marketplace as we go forward. These investments have up front costs with delayed revenue, if any, and could impact both the timing of our revenue and our net income or loss. These investments may also cause volatility in our quarter-to-quarter results.

Due from Investor

On April 27, 2004, the Company entered into an agreement with Greentech Holdings Inc., (an unrelated private company) to obtain financing through the issuance of 2 debentures of 5 million euros each totaling 10 million euros or $11,912,000. The Company has exercised its option to convert one of the debentures into equity however since the transaction has not been consummated, no amounts are reflected in the accompanying financial statements. Greentech Holdings Inc. is to receive a 20% commission when the transaction is completed.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we had an aggregate net loss of $78.9 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

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

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL

        Since inception, we had an aggregate net loss of $78.9 million. In order to continue operations throughout 2005, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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
Ft. Lauderdale, Florida

We have audited the consolidated balance sheets of Information Architects Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Jaspers + Hall, PC
April 11, 2005
Denver, Colorado

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT
Accounts receivable	$60,717	$55,564

Total Current Assets	60,717	55,564

FIXED ASSETS - AT COST
Office equipment and operations center	493,677	100,795
Software	330,936	215,350
Patents and licenses	556,000	--

Total fixed assets	1,380,613	316,145
Less: Accumulated depreciation and amortization	(73,665)	(17,258)

Net Fixed Assets	1,306,948	298,887

Total Assets	$1,367,665	$354,451

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT
Bank indebtedness	$5,395	$5,695
Accounts payable and accrued charges	2,803,774	1,984,036
Due to Tri Holdings, Inc.	30,000
Due to Shareholder	42,500	--
Due to Greentech USA, Inc.	1,625,434	8,500

Total Current Liabilities	4,507,103	1,998,231

NOTE PAYABLE	573,659

Total Liabilities	5,080,762	1,998,231

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value $.001,
- issued and outstanding - 75,500(2003 - 75,500)	76	76
Preferred stock, Series B, authorized - 500,000, par value $.001,
- issued and outstanding - 230,350(2003 - 230,350)	230	230
Preferred stock, Series C, authorized - 500,000, par value $.001,
- issued and outstanding - 150,000(2003 - 0)	150
Preferred stock, Series D, authorized - 500,000, par value $.001,
- issued and outstanding - 60,000(2003 - 0)	60
Common stock, authorized - 500,000,000, par value $ .001
- issued and outstanding - 66,280,719(2003 - 33,656,089)	66,278	33,656
Common stock issuable - 0 shares(2003 - 10,950,000)	--	10,950
Additional paid in capital	75,159,252	74,057,023
Accumulated Deficit	(78,939,143)	(75,745,715)

Total Shareholders' Equity	(3,713,097)	(1,643,780)

Total Liabilities and Shareholders' Equity	$1,367,665	$354,451

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUE	$561,318	$208,225

OPERATING EXPENSES
Cost of sales	352,392	46,805
Sales and marketing	16,152	16,449
Research and development	--	--
General and administrative	3,291,285	5,575,803
Depreciation and amortization	56,407	17,258

Total Operating Expenses	3,716,236	5,656,315

LOSS FROM OPERATIONS	(3,154,918)	(5,448,090)

OTHER ITEMS
Interest expense	(38,510)	--

Total Other Items	(38,510)	--

NET LOSS	$(3,193,428)	$(5,448,090)

Weighted average common shares outstanding -
Basic and fully diluted	78,583,153	34,916,556

Net loss per share - Basic and fully diluted	$(0.04)	$(0.16)

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY
FROM DECEMBER 31, 2002 TO DECEMBER 31, 2004

	Preferred Stock Shares Amount		Series B Preferred Stock Shares Amount		Series C Preferred Stock Shares Amount		Series D Preferred Stock Shares Amount		Common Stock Shares Amount		Common Stock Issuable Shares Amount		Additional Paid In Capital	Deficit	Other Comprehensive Loss	Totals
Balance - December 31, 2002	75,500	76	--	--	--	--	--	--	4,082,095	4,082	5,000,000	5,000	68,606,342	(70,297,625)	--	(1,682,125)
Net loss - Dec 31, 2003														(5,448,090)	--	(5,448,090)
Issuance of common
shares for cash, net	--	--	--	--	--	--	--	--	5,851,437	5,851	--	--	860,760	--	--	866,611
Issuance of issuable shares									5,000,000	5,000	(5,000,000)	(5,000)
Issuance of common shares
for services	--	--	--	--	--	--	--	--	18,437,000	18,437	10,950,000	10,950	4,365,087	--	--	4,394,474
Company Takeback of
Fractional Shares due to
Reverse-Split	--	--	--	--	--	--	--	--	(158)	--	--	--	--	--	--	--
Issuance of common
shares on ARS acquisition	--	--	--	--	--	--	--	--	285,715	286	--	--	8,964	--	--	9,250
Issuance of Series B Preference
shares on acquisition of:
DayStar	--	--	15,000	15	15,000	15	15,000	15	--	--	--	--	735	--	--	750
Perceptre software	--	--	215,350	215	215,350	215	215,350	215	--	--	--	--	215,135	--	--	215,350

	Preferred Stock Shares Amount		Series B Preferred Stock Shares Amount		Series C Preferred Stock Shares Amount		Series D Preferred Stock Shares Amount		Common Stock Shares Amount		Common Stock Issuable Shares Amount		Additional Paid In Capital	Deficit	Other Comprehensive Loss	Totals
Balance - December 31, 2003	75,500	$ 76	230,350	$230	--	$ --	--	$--	33,656,089	33,656	10,950,000	10,950	74,057,023	$(75,745,715)	$--	$(1,643,780)

Net loss - December 31, 2004														(3,193,428)	--	(3,193,428)
Issuance of preference
shares on acquisition of:
ICABS, Inc.					100,000	100							16,890			16,990
OTE Patent							60,000	60					5,940			6,000
IMES					50,000	50							17,449			17,499
Issuance of stock for services								21,672,440	21,672				1,061,950			1,083,622
Shares issued due to reverse split								2,190	0
Issuance of issuable shares									10,950,000	10,950	(10,950,000)	(10,950)				--
Balance - December 31, 2004	75,500	$ 76	230,350	$230	150,000	$150	60,000	$60	66,280,719	$66,278	--	$--	$75,159,252	$(78,939,143)	$--	$(3,713,097)

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash Flows From Operating Activities:
Net loss	$(3,193,428)	$(5,448,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,407	17,258
Stock issued for services	1,083,622	4,394,474
Changes in assets and liabilities:
Increase in accounts receivable	(5,153)	(55,564)
Increase in accounts payable	819,738	315,858
Decrease in unearned revenue	--	(13,947)
Increase in payables to affiliates	1,689,434	8,500

Net Cash Used in Operating Activities	450,620	(781,511)

Cash Flows From Financing Activities
Issuance of stock for acquisitions	40,489	225,350
Proceeds from sale of stock - net	--	866,611
Proceeds from long term debt	593,480	--
Principal payments on long term debt	(19,821)	--

Net Cash Provided By Financing Activities	614,148	1,091,961

CASH FLOW FROM INVESTING ACTIVITES
Purchase of fixed assets - net	(1,064,468)	(316,145)

Net Cash Used In Investing Activities	(1,064,468)	(316,145)

Net change in cash	300	(5,695)
Cash and Cash Equivalents (Bank indebtedness) - Beginning of Year	(5,695)	--

Cash and Cash Equivalents (Bank indebtedness) - End of Year	$(5,395)	$(5,695)

Supplemental disclosure of cash flow information:
Interest paid during the year	$38,510	$--
Taxes paid during the year	$--	$--

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Information Architects Corporation and Subsidiary (the “Company” or “IA”), a North Carolina corporation, was formerly a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. Due to the Company’s inability to achieve profitable operations and the lack of capital to continue to develop its product line and sales staff, the Company suspended its operations in December 2002 and wrote off all its assets. In 2003, the Company acquired the software of Perceptre, LLC (“perceptre”), Accurate Research Solutions, Inc. (“ARS”) and Daystar Telecom, Inc. (Daystar”) as outlined below and commenced providing services using the perceptre software. In 2004, the Company acquired ICABS.COM, Inc., International Monetary Exchange Systems Corporation, and formed Information Processing Corporation, and purchased a patent which transactions are more fully described below.

Purchase Of Perceptre Software

On June 16, 2003, the Company closed an Asset Purchase Agreement whereby IA acquired that certain computer software program and database commonly referred to as “perceptre” from Perceptre LLC, a New Mexico limited liability company for 215,350 shares of IA Series B preferred stock. The software was valued at $215,350 in 2003.

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   (continued)

The transaction was originally contemplated to be a share exchange as reported on Form 8-K dated December 16, 2002. In May 2002, an 8-K was filed stating that the transaction did not occur. Subsequent to that time the software acquisition was completed. At the time the software acquisition was finalized, management of IA and Perceptre, LLC were related parties.

Acquisition Of Accurate Research Solutions, Inc.

In 2003, the Company acquired 100% of the stock of Accurate Research Solutions, Inc. (“ARS”) for 285,715 common shares, valued at $9,250 in the 2003 financial statements. The business of ARS is providing pre-employment and post-employment screening and background investigations to various businesses. ARS is a client of Perceptre, LLC and uses the perceptre software system to manage its business.

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

Acquisition of Remote Credit Card Authentication Patent

On February 25, 2004 Information Architects Corp. acquired a patent US 6,270,011 B1 (remote credit card authentication system) in exchange for 60,000 shares of Series D preferred shares (valued at $6,000 in the accompanying financial statements). The patent is in relation to a fingerprint scanning methodology for providing secure transactions with credit cards by adding a fingerprint scanner at the point-of-sale to obtain fingerprint data, so that a credit card company can verify the fingerprint. The method is integrated into the existing

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   (continued)

negotiations protocol between a point-of-sale system and a credit card company database, and uses a human fingerprint and a secure algorithm. The credit card company has the customer fingerprint for comparison on its existing database, and the existing credit card operation will be usual, with the fingerprint data added to it to authenticate and secure the operation via communication media while making the point-of-sale purchase.

Each share of Series D Preferred shall be converted automatically into 10 shares of fully paid and non-assessable shares of common stock (the “Conversion Rate”) without any further action by the holders of such shares. The holder of each share of Series D Preferred shall have the right to 10 votes for each share of preferred stock on the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such votes to be counted together with all other shares of capital stock of the Corporation having general voting power and not counted separately as a class. Except as otherwise required by law or as set forth in the Articles of Incorporation, the holders of Series D Preferred shall not vote separately as a class. Holders of Series D Preferred shall be entitled to notice of any shareholders’ meeting in accordance with the Bylaws of the Corporation.

Acquisition of ICABS.COM, Inc.

The Company entered into an Acquisition Agreement in March 2004 with ICABS.COM, Inc. (“ICABS” or “iCABS”), a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. In exchange for 100% of the shares of ICABS, the Company issued 100,000 Series C preferred shares (valued at $16,990 in the accompanying financial statements). ICABS focuses on payroll, commission and expense programs (PCE) both in the United States and internationally. As of December 31, 2004 ICABS had one employee. It currently shares office space with IA at its’ offices in Ft. Lauderdale, FL. The purchase method of accounting was used for this transaction.

Each share of Series C Preferred shall be converted automatically into 10 shares of fully paid and non-assessable shares of common stock (the “Conversion Rate”) without any further action by the holders of such shares. The holder of each share of Series C Preferred shall have the right to 10 votes for each share of preferred stock on the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such votes to be counted together with all other shares of capital stock of the Corporation having general voting power and not counted separately as a class. Except as otherwise required by law or as set forth in the Articles of Incorporation, the holders of Series C Preferred shall not vote separately as a class. Holders of Series C Preferred shall be entitled to notice of any shareholders’ meeting in accordance with the Bylaws of the Corporation.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   (continued)

Acquisition of International Monetary Exchange Systems Corporation (IMES)

Information Architects entered into an Acquisition Agreement on March 9, 2004 and closed in on April 12, 2004 with IMES — International Monetary Exchange Systems Corporation, a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. In exchange for 100% of the shares of IMES, the Company issued 50,000 Series C preferred shares (valued at $17,499 in the accompanying financial statements). The IMES stored value products enhance the Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES we offer the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES strategy is to develop stored value card programs both here in the US and abroad. The purchase method of accounting was used for this transaction. A consultant to the Company was a majority shareholder of IMES.

Formation of IPC and acquisition of FFS Transaction, LLC Assets and Liabilities

In June 2004, the Company formed Information Processing Corporation, (“IPC”) (a Nevada Corporation) and 100% of shares were issued to Information Architects Corporation. On June 3rd, 2004 and Asset Acquisition Agreement was entered into between Information Processing Corporation and FFS Transaction Corp, LLC to acquire the assets and certain liabilities of FFS Transaction Corp, LLC. This company owned certain licenses which allowed it to do credit card processing.

Segment Information

The Company operates one business segment, which is the licensing to governmental and commercial sector customers of its on-line, pre-employment screening and background investigation software ordering system.

Going Concern

The Company’s financial statements for the years ended December 31, 2004 and 2003 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company through its acquisitions has been operating since June 2003 and has incurred losses of $3,193,428 in the year ended December 31, 2004 and $5,448,090 in the year ended December 31, 2003 and has accumulated losses of $78,939,143 to December 31, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate sufficient future revenue from the acquisition of the perceptre software and the other recent acquisitions and/or acquire other existing businesses that are able to generate profits. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   (continued)

Basis of Presentation and Consolidation

The Company’s consolidated financial statements include the accounts of Information Architects Corporation and its wholly owned inactive United Kingdom subsidiary, Alydaar International, Limited (“International”)and its wholly owned subsidiaries, Accurate Research Solutions, Inc., Daystar Telecom, Inc., ICABS.COM, Inc., International Monetary Exchange Systems Corporation, and Information Processing Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This preparation requires management to include amounts based on management’s prudent judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates made include the valuation of property and equipment and intangible assets for which impairment write downs have been recorded, valuation of stock based grants to employees and third parties, and valuation of the deferred tax assets.

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

For the years ended December 31, 2004 and 2003, computers, office equipment, and the operations center (acquired by IPC) are being depreciated over 5 years using the straight-line method. Software, patents, and licenses are being amortized on a straight-line basis over 15 years which is the estimated useful life of these assets. Management will analyze the basis of depreciating this software on an annual basis to determine if the asset value is impaired beyond the annual

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   (continued)

Property and Equipment (Continued)

depreciation rate and will adjust the annual rate accordingly in conjunction with recent accounting pronouncements.

For the years ended December 31, 2004 and 2003 depreciation and amortization expense amounted to $56,407 and $17,258, respectively.

Revenue Recognition

The Company recognizes revenue as services are rendered. Services are considered rendered as background checks and related services are requested.

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

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   (continued)

Income Taxes (Continued)

109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method. For the period ended December 31, 2004 and 2003, all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses in those years. At December 31, 2004 there were options and warrants outstanding to purchase 9,753,905 common shares which may dilute future earnings per share.

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

Recent Accounting Pronouncements Issued, Not Adopted

On April 30, 2003 the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   (continued)

Recent Accounting Pronouncements Issued, Not Adopted (Continued)

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
DECEMBER 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                   (continued)

Recent Accounting Pronouncements Issued, Not Adopted (Continued)

Paragraph 5 of ARB No.43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SF AS No.151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15,2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SF AS No.151 is not expected to have a material impact on the Company’s financial position and results of operations.

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 2 — COMMITMENTS AND CONTINGENCIES (Continued)

Accrued expenses at December 31, 2004 and 2003 include $1,236,934 due to two law firms which were recorded in 2002 and are in dispute. The expenses relate to legal work on the GEM Technologies case, which case was settled in 2002.

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

Series C Preferred Stock

In 2003, the Company authorized 500,000 shares of Series C Preferred Stock with a par value of $0.001 per share. Series C preferred share are convertible into 10 shares of common stock without any further action by the holders of such shares and have the right to vote based on 10 votes for each share of Series C preferred stock.

In 2004, the Company issued 100,000 shares of Series C Preferred Stock in connection with the acquisition of ICABS and 50,000 shares of Series C Preferred Stock in connection with the acquisition of IMES.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT) (continued)

Series D Preferred Stock

In 2003, the Company authorized 500,000 shares of Series D Preferred Stock with a par value of $0.001 per share. Series D preferred share are convertible into 10 shares of common stock without any further action by the holders of such shares and have the right to vote based on 10 votes for each share of Series D preferred stock.

In 2004, the Company issued 60,000 shares of Series D Preferred Stock in connection with the acquisition of the patent.

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT) (continued)

Common Stock (continued)

A total of 18,437,000 common shares were issued and 10,950,000 were issuable during the year ended December 31, 2003 for consulting and other services (valued at $4,394,474) rendered to the Company. These issuable shares were issued in 2004.

In connection with the three-for-one reverse stock split in 2003, 158 fractional shares were cancelled.

In 2003, 285,715 common shares valued at $9,250 were issued in connection with the acquisition of Accurate Research Services, Inc.

In 2004, 2,190 common shares were issued in connection with the three-for-one reverse stock split in 2003.

A total of 21,672,440 common shares were issued during the year ended December 31, 2004 for consulting and other services (valued at $1,083,622) rendered to the Company.

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

A summary of the options issued under the plan as of December 31, 2004 and 2003 and changes during the years is presented below:

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT) (continued)

Stock Option Plan (continued)

	Weighted Average Exercise
Outstanding December 31, 2002	8,957	$86.25
Canceled and expired	(6,824)	86.25
Granted	9,000,000	.97

Outstanding - December 31, 2003	9,002,133	$.99
Canceled and expired	(2,133)	86.25

Outstanding - December 31, 2003	9,000,000	$.97

The following table summarizes information about options outstanding at December 31, 2004:

Outstanding and Exercisable Options

Weighted Range of Exercise Price Shares	Number of	Remaining Contractual Life	Average Exercise Price
$ .97	9,000,000	3.67	$ .97

Common Stock Warrants

A summary of warrants issued to employees and non-employees and changes during 2004 and 2003 is presented below (there were no warrants issued in 2004 and 2003):

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31,
2002	763,471	$2.82
Canceled and expired	(370)	118.20

Outstanding December 31,
2003	763,101	$2.74
Canceled and expired	(9,196)	30.02

Outstanding December 31,
2004	753,905	$2.69

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT) (continued)

Common Stock Warrants (continued)

The following table summarizes information about warrants outstanding at December 31, 2004:

Outstanding and Exercisable Warrants

Range of Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price
$0.60	583,333	2.62	0.60
1.23	33,333	2.56	1.23
1.14	14,000	2.52	1.14
2.73	50,000	2.38	2.73
2.73	23,333	2.15	2.73
19.95	4,667	1.62	19.95
29.31	45,239	.44	29.31

	753,905		$2.69

Preferred Stock Warrants

As of December 31, 2004 and 2003, the Company had 16,572 preferred stock warrants outstanding. These warrants allow the holder to purchase preferred stock from the Company at $70 per share. There were no warrants excercised in 2004 or 2003. The warrants expire in 2005.

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

On January 25, 2002, the Company’s shareholders voted to approve an amendment to the employee stock purchase plan to increase the number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the one-for-five reverse split. The plan has not yet been amended for the most recent one-for-three reverse split. During 2004 and 2003 employees purchased 0 shares.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT) (continued)

Employee Stock Purchase Plan (continued)

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

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

2004
Net operating loss
carryforward	$27,200,000
Valuation
allowance	(27,200,000)

Net deferred tax
assets	$--

As of December 31, 2004, the Company had net operating loss carry forwards (“NOLs”) of approximately $68,000,000 available through December 31, 2023 to offset future taxable income. However, under Section 382 of the Internal Revenue Code, a greater than 50 percent change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited.

NOTE 5 – OFFICE SPACE LEASE

The Company occupies its office space in Lutz, Florida under the terms of a three-year lease dated January 31, 2002 which commenced February 1, 2002. Future minimum lease payments are $1,741 in 2005.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 6 — RELATED PARTY TRANSACTIONS

In 2003, 5,000,000 shares of issuable common shares were issued to Lewco Corporation. A key officer of Lewco Corporation is an immediate family member of a consultant affiliated with the Company.

The Company entered into a consulting agreement and a management agreement with Greentech USA Inc. As a result of Greentech’s acquisition of Perceptre, LLC, Greentech owns the Series B preferred shares which were issued to purchase the perceptre software, these shares are convertible into 21,535,000 common shares of IA. The consulting agreement dated October 29, 2003 covers fees associated with graphics, printing, internet services, product marketing, advertising, corporate filings and legal fees as well as other specific duties and was for a three-month term, which was renewed for an additional three-month term. The Company was obligated to pay $350,000 in free trading stock the precise number of shares to be calculated according to a formula in the contract (the shares for the first quarter were issuable at December 31, 2003 and were issued in 2004). A total of two quarters were paid by the issuance of common stock. The management agreement dated November 19, 2003 engaged Greentech to assist the Company in its day-to-day operations including but not limited to bookkeeping services, coordination with external auditors, senior management services, management of all IT functions, and supervision of sales, marketing, and public relations. The Company is obligated to pay $35,000 per month for these services and was for an initial three-month term and renewed through July 2004, subsequently the agreement was continued at a rate of $85,000 per month through 2004. In addition, amounts due Greentech were $1,625,434 and $8,500 at December 31, 2004 and 2003, respectively.

The acquisition of IMES involved a shareholder of IMES who is also a consultant to the Company. In addition, the consultant was paid 3,500,000 common shares during 2004 for consulting services. Another company owned by the consultant loaned $30,000 to the Company in 2004.

A shareholder of the Company advanced $42,500 in 2004.

NOTE 7 – NOTE PAYABLE

In connection with the purchase of the property by IPC, IPC assumed the obligation of the 8%, 72 month promissory note due Transend LLC (balance due at December 31, 2004 was $573,659). The note is due in monthly installments of $10,520, which includes principal and interest. IPC made three payments during the year totaling $31,560 of which $19,821 applied to principal. $26,711 of interest was accrued during 2004. Total payment for each of the next five years are $126,240 per year.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 and 2003

NOTE 8 — SUBSEQUENT EVENTS

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

Debenture

On April 27, 2004, the Company entered into an agreement with Greentech Holdings Inc., (an unrelated private company) to obtain financing through the issuance of 2 debentures of 5 million euros each totaling 10 million euros or $11,912,000. The Company has exercised its option to convert one of the debentures into equity however since the transaction has not been consummated, no amounts are reflected in the accompanying financial statements. Greentech Holdings Inc. is to receive a 20% commission when the transaction is completed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Our 2002 auditors, Salsberg & Company P.A., was replaced by Jaspers + Hall, PC on December 2, 2004. Their report on our financial statements for the year ended December 31, 2002 did not contain any qualifications or adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern through December 31, 2002.

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

As a result of the receipt of the above-referenced notice, the board of directors of IA had re-engaged the services of Jaspers & Hall, PC to conduct an audit of our financial statements for the period ended December 31, 2003 which was completed and filed with the Commission.

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

Up until receipt of the notice from Michael B. Johnson & Co., LLC, IA was under the impression that the financial statements of IA for the year ended December 31, 2003 were being audited by the independent auditing firm of Jaspers & Hall, P.C. as substitute auditors for Russell & Atkins, PLC, pursuant to a written audit engagement entered into with that firm by IA on November 30, 2004. IA had been informed that the audit report for the year ended December 31, 2003 was to be issued by Michael B. Johnson & Co., LLC, due to an impending merger between the two auditing firms named above. IA was under the further impression that it had the consent of Jaspers & Hall, P.C., and in turn, Michael B. Johnson & Co., LLC, to file the Form 10-KSB/A and related audit report on January 4, 2005. IA is now relying on the Jaspers & Hall PC audit for the period ending December 31, 2003 dated March 3, 2005 of our financial statements, which has been filed with the Commission.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:

Michael Clark	29	President	March 2004
William Overhulser	36	COO	December 2003
		Secretary, Director	March 2004

Alfred Tracy	42	Director	January 2004
Charles Maurice	40	Director	March 2004

The Board of Directors of IA accepted the resignation of Michael Clark as President effective April 5, 2005. Mr. William Overhulser has been appointed Interim Chief Executive Officer.

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2004 through December 31, 2004, the registrant has been unable to determine if the prior directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

LATE FILINGS ON BENEFICIAL OWNERSHIP REPORTS

As of December 31, 2004 the following persons filed late beneficial ownership reports required by Section 16(a) of the Securities Exchanged Act of 1934:

William P. Overhulser, Chief Operating Office / Director, filed a late report on Form 5 and a late report on Form 3.

Charles Maurice, Director, filed a late report on Form 5.

Michael Clark, President, filed a late report on Form 5.

Greentech USA Inc., 10% or greater beneficial owner, filed a late report on Form 5.

William Craig, 10% or greater beneficial owner, intends to file a form 5 late and all other beneficial ownership reports are to be filed late.

        Michael Clark is a seasoned executive in the employment screening industry. As President of Accurate Research Solutions an employment screening company located in Tampa, Florida he handled all executive management and operational components of the business. In 2003 he sold his company to Information Architects Corporation. Mike’s knowledge of the criminal justice system and court procedures is supported by his employment experience with the New York State Department of Corrections, Department of Children & Families, Florida State Child Abuse Investigations and Burns International. As President he actively participates in the day-to-day operations supporting our larger clients, coordinating the efforts of our various divisions as well as working with our IT group in formulating enhancements to the Perceptre product. He is a graduate of Syracuse University with a Bachelor degree in Criminal Justice and a minor in Psychology. The Board of Directors of IA accepted the resignation of Michael Clark as President effective April 5, 2005.

        William Overhulser entered into active duty with the US Air Force in 1986. He achieved Honor Graduate status, attended NCO training courses, and received several medals including Good Conduct, and Small Arms Expert Marksmanship. While in the Air Force, he completed several college courses under Air Force Continuing education program. After being honorably discharged in the early 90‘s William held several positions in the Cellular Telephone industry related to sales and marketing. In the late 90‘s William was a key player in developing on-line systems using cognitive and psychometric assessments for hiring applicants as well as background checks, this corporation was subsequently sold, William then developed the Perceptre system which is Information Architects’flagship product

Alfred Tracy III has served as secretary and director of Greentech USA, Inc since September 2001 and just recently became a director of IA. Mr. Tracy has an extensive background in software engineering, project management, and program management. Most recently, he has held the position of Director of Solutions for Technisource Inc. During his tenure at Technisource, Mr. Tracy was responsible for helping to increase sales from $10 million to its 1999 volume of $146 million. Mr. Tracy received his Bachelor of Science Degree in Computer Science from The University of North Florida, and a Master of Science Degree in Computer Science from Florida State University.

        Charles Maurice is a native of Newcastle Upon Tyne and a graduate of the University of the South Bank’s Business School. After leaving his post as General Manager of the second largest direct marketing agency in the UK in 1990, Charles moved to Israel. During the 90‘s Charles held several positions including: Senior Partner of an international business consulting firm, Bridge House Management Ltd; CEO of CABS Ltd, a subsidiary of Tri-United Technologies Inc.; consultant to the Israeli Foreign Ministry and the Israeli Ministry of Science; as well as a number of directorships with Israeli start-up firms (both hi-tech and manufacturing). In August 2000, at the request of their parent company, Tri-United, Charles moved to Southern Florida to take up the position of CEO of iCABS.com, Inc., a company that was just acquired by IA. Charles became the President of iCABS in June 2001. He has recently become a director of IA.

ITEM 10. EXECUTIVE COMPENSATION

        The following tables set forth information with respect to compensation paid by the Company for the services of the Company’s Chief Executive Officer and Chief Operating Officer for the years ended December 31, 2004 and December 31, 2003.

SUMMARY COMPENSATION TABLE

Long Term Compensation
Annual Compensation Awards		Payouts
(a)	(b)	(c)	(d)	(e)

Name and Principle Position	Year	Salary ($)	Accrual ($)	Bonus ($)	Other Annual Compen- sation ($)
MICHAEL CLARK	2004	$50,000	$30,962	$12,500
President	2003
Officer
WILLIAM OVERHULSER	2004	$50,000	$35,000	$12,500
Chief Operating	2003	$19,391
Officer

Bonus for Michael Clark and William Overhulser was issued in 144 Restricted Stock.

OPTION/SAR GRANTS IN PRIOR FISCAL YEARS

Individual Grants

(a)          (b)          (c)          (d)

Name	Number of Securities Underlying Options/SARs Granted(#)(1)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)
Robert F. Gruder	21,667	53.5%	$19.95
J. Wayne Thomas	8,333	20.6%	19.95
Thomas J. Dudchik	5,000	12.4%	19.95

		Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
	(e) Expiration Date	(f) 5%($)	(g) 10%($)
Robert F. Gruder	8/14/11	$0	$0
J. Wayne Thomas	8/14/11	0	0
Thomas J. Dudchik	8/14/11	0	0

(1)	All options listed were granted pursuant to the Company’s stock option plan. Option exercise prices were at the market price when granted. The options have a term of ten years and vest in one year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2004 by (i) each person who is known by the Company to own beneficially more than 10% of the Company’s outstanding Common Stock; (ii) each of the Company’s officers and directors and (iii) all of the aforementioned as a group:

Names of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Shares as of 12/31/04		Percent of Class
Greentech USA, Inc.	27,213,519*		29.75%

William Overhulser	657,768 Co	mmon**	.72%

William Craig	9,417,111	***	10.3%

Charles Maurice	200,550	****	.22%

Michael Clark	371,078		.41%

Totals (5)	37,860,026

* Greentech Common Shares are based on owning 215,350 Preferred Class B which is convertible into 100 shares of fully paid and non-assessable shares of common stock.

**351,518 shares, covered in the above table, remained in the name of Mr. Overhulser in the Company’s stock transfer agent, in error.

*** 5,000,000 shares, covered in the above table, are issued to Lewco, Mr. Craig is related to the President / Director of Lewco. 2,842,111 shares are issued to Security Xchange of which Mr. Craig is a Director. 1,575,000 shares, covered in the above table, are issued to Magicole, Mr. Craig is related to the President / Director Magicole

**** Charles Maurice Common Shares are based on owning 20,055 Preferred Class C which is convertible into 10 shares of fully paid and non-assessable shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In April 2003, 5,000,000 shares of common stock which were issuable in 2002 were issued to Lewco Corporation. The key officer of Lewco Corporation is an immediate family member of a consultant affiliated with the Company.

The Company entered into a consulting agreement and a management agreement with Greentech USA Inc. As a result of Greentech’s acquisition of Perceptre, LLC, Greentech owns the Series B preferred shares which were issued to purchase the perceptre software, these shares are convertible into 21,535,000 common shares of IA. The consulting agreement dated October 29, 2003 covers fees associated with graphics, printing, internet services, product marketing, advertising, corporate filings and legal fees as well as other specific duties and was for a three-month term, which was renewed for an additional three-month term. The Company was obligated to pay $350,000 in free trading stock the precise number of shares to be calculated according to a formula in the contract (the shares for the first quarter were issuable at December 31, 2003 and were issued in 2004). A total of two quarters were paid by the issuance of common stock. The management agreement dated November 19, 2003 engaged Greentech to assist the Company in its day-to-day operations including but not limited to bookkeeping services, coordination with external auditors, senior management services, management of all IT functions, and supervision of sales, marketing, and public relations. The Company is obligated to pay $35,000 per month for these services and was for an initial three-month term and renewed through July 2004, subsequently the agreement was continued at a rate of $85,000 per month through 2004. In addition, amounts due Greentech were $1,625,434 and $8,500 at December 31, 2004 and 2003, respectively.

The acquisition of IMES involved a shareholder of IMES who is also a consultant to the Company. In addition, the consultant was paid 3,500,000 common shares during 2004 for consulting services. Another company owned by the consultant loaned $30,000 to the Company in 2004.

A shareholder of the Company advanced $42,500 in 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)     The following consolidated financial statements of Information Architects Corporation are included in Item 8:

Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004 and 2003
Notes to Consolidated Financial Statements for the year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i) Audit Fees

	2003	2004
JASPERS + HALL, PC		$7500
HOLTZ RUBENSTEIN & CO., LLP	$2500
HUNTER, ATKINS & RUSSEL, PLC	$3000

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

TOTAL FEES

	2003	2004
JASPERS + HALL, PC		$7500
HOLTZ RUBENSTEIN & CO., LLP	$2500
HUNTER, ATKINS & RUSSEL, PLC	$3000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2004 or 2003.

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

(b)     Reports on Form 8-K

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE Board of Directors has appointed Michael Clark as President

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE Acquisition of a Fingerprint Technology patent

Form8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE The Board of Directors has appointed William Overhulser as a Director

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE acquisition of ICABS.COM, Inc.

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE The Board of Directors has appointed Charles Maurice as a Director

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE acquisition of IMES — International Monetary Exchange Systems Corporation.

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE on December 19, 2003, Michael L. Weinstein resigned as Chief Executive Officer

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE Management Agreement (the “Agreement”) with Greentech USA,

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE Board of Directors has appointed William Overhulser as Chief Operating Officer

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE the Board of Directors has appointed Albert Tracey as a Director of Information Architects Corporation (8-K states he was appointed 12/17/03)JM

Exhibits

Exhibit 99.1 press release announcing the acquisition of a Fingerprint Technology patent

Exhibit No. 99.1 Press Release, dated March 2, 2004, entitled "Information Architects announces the acquisition of ICABS.com, Inc."

Exhibit No 99.1 Press Release, dated March 9, 2004, entitled “Information Architects Announces Acquisition of IMES — International Monetary Exchange Systems Corporation.”

Exhibit No 10.1 Management agreement — Greentech USA, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

DATED: April 15, 2005

By: s/s William Overhulser
William Overhulser, Interim Chief Executive Officer

By: s/s William Overhulser
William Overhulser, Interim Chief Financial Officer

By: s/s William Overhulser
William Overhulser, Interim Principal Financial Officer

April 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: s/s William Overhulser	April 15, 2005
William Overhulser
Interim Chief Executive Officer
Director

By: s/s ALFRED TRACY III
ALFRED TRACY III, Director	April 15, 2005

By: s/s Charles Maurice
Charles Maurice, Director	April 15, 2005