Form 10QSB
period 2005-03-31
INFORMATION ARCHITECTS CORP
filed 2005-05-20
CIK 1018336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Commission File Number: 0-22325

INFORMATION ARCHITECTS CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	87-0399301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 NW 15th Avenue, Suite 300
Ft. Lauderdale, FL 33309
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

Yes [X] No [   ]

        As of March 31, 2005 there were 66,280,719 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Balance Sheets As of March 31, 2005
	(Unaudited) and December 31, 2004	3

	Statements of Operations (Unaudited)
	For the Three Months ended March 31, 2005 and December 31, 2004	4

	Statements of Cash Flows (Unaudited)
	For the Three Months ended March 31, 2005 and December 31, 2004	5

	Notes to Unaudited Financial Statements	6

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

	Overview	10

	Results of Operations	12

	Financial Condition and Liquidity	14

ITEM 3:	CONTROLS AND PROCEDURES	18

PART II	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS	15

ITEM 2:	CHANGES IN SECURITIES	19

ITEM 3:	DEFAULT UPON SENIOR SECURITIES	19

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDERS	19

ITEM 5:	OTHER INFORMATION	19

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	19

	Signatures	20

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
BALANCE SHEETS (Unaudited)

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2005

1

ASSETS
CURRENT
Cash	$23,108
Accounts receivable	67,924

Total Current Assets	91,032

FIXED ASSETS - AT COST
Office equipment and operations center	493,677
Software	340,305
Patents and licenses	556,000

Total fixed assets	1,389,982
Less: Accumulated depreciation and amortization	95,365

Net Fixed Assets	1,294,617

Total Assets	$1,385,649

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT

Bank indebtedness	$--
Accounts payable and accrued charges	2,909,414
Due to Tri Holdings, Inc.	30,000
Due to Shareholder	52,500
Due to Greentech USA, Inc.	1,604,633

Total Current Liabilities	4,596,547

NOTE PAYABLE	573,659

Total Liabilities	5,170,206

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value
$.001,
- issued and outstanding - 75,500(2003 - 75,500)	76
Preferred stock, Series B, authorized - 500,000, par
value $.001,
- issued and outstanding - 230,350(2003-230,350)	230
Preferred stock, Series C, authorized - 500,000, par
value $.001,
- issued and outstanding - 150,000(2003 - 0)	150
Preferred stock, Series D, authorized - 500,000, par
value $.001,
- issued and outstanding - 60,000(2003 - 0)	60
Common stock, authorized - 500,000,000, par value $ .001
- issued and outstanding - 66,280,719(2003 - 33,656,089)	66,278
Common stock issuable - 0 shares(2003 - 10,950,000)	--
Additional paid in capital	75,159,252
Accumulated Deficit	(79,010,603)

Total Shareholders' Equity	(3,784,557)

Total Liabilities and Shareholders' Equity	$1,385,649

(1) The financial data contained in this report does not include comparable financial data for the prior year’s quarter ended March 31, 2004 due to the fact that the financial data contained in the Company’s Form 10-QSB was not reviewed by our then independent auditing firm. However, the Company has filed its audited financial statements and the related independent auditor’s report for the year ended December 31, 2004. Please refer to footnote 1 following these financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005

REVENUE	$189,664

OPERATING EXPENSES
Cost of sales	72,513
Sales and marketing	62
Research and development	--
General and administrative	155,509
Depreciation and amortization	21,700

Total Operating Expenses	249,784

LOSS FROM OPERATIONS	(60,120)

OTHER ITEMS
Interest expense	(11,340)

Total Other Items	(11,340)

NET LOSS	$(71,460)

Weighted average common shares outstanding -
Basic and fully diluted	66,280,719

Net loss per share - Basic and fully diluted	.001

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005

Cash Flows From Operating Activities:
Net loss	$(71,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,700
Stock issued for services	--
Changes in assets and liabilities:
Increase in accounts receivable	(7,207)
Increase in accounts payable	115,640
Decrease in unearned revenue	--
Decrease in payables to affiliates	(20,801)

Net Cash Used in Operating Activities	37,872

Cash Flows From Financing Activities
Issuance of stock for acquisitions	--
Proceeds from sale of stock - net	--
Proceeds from long term debt	--
Principal payments on long term debt	--
Net Cash Provided By Financing Activities	--

CASH FLOW FROM INVESTING ACTIVITES
Purchase of fixed assets - net	(9,369)

Net Cash Used In Investing Activities	(9,369)

Net change in cash	28,503
Cash and Cash Equivalents (Bank indebtedness) - Beginning of Year	(5,395)

Cash and Cash Equivalents (Bank indebtedness) - End of Year	$23,108

Supplemental disclosure of cash flow information:
Interest paid during the year	$--
Taxes paid during the year	$--

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Basis of Presentation

        In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with United States generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Information Architects Corporation 2004 Annual Report on Form 10-KSB. Certain reclassifications have been made for consistent presentation.

The presentation of the financial statements and financial condition of the Company contained in this Form 10-QSB does not include comparison data for the comparable period ended March 31, 2004 due to the fact that such financial data for the prior period was not reviewed by our independent auditing firm prior to the filing of this report. However, our independent auditing firm has issued its report on our audited financial statements for the year ended December 31, 2004 filed on Form 10-KSB/A filed with the SEC on April 16, 2005.

Recent Accounting Pronouncements

        Statement No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”) addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring),” cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated — nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

Legal Matters

In February 2005, the U.S. Securities and Exchange Commission (“SEC”) ordered that trading of the Company’s common stock be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the common stock of IA be revoked permanently. The Company has entered into negotiations with the SEC and expects the SEC to accept the settlement, which has been signed by Overhulser, Clark, and the Company, and has been submitted to the SEC. An order signed by the SEC Administrative Law Judge, dated May 2, 2005, stated that the contingencies required for the settlement have been satisfied and the status conference, previously scheduled for May 4, 2005, is postponed to Friday, July 8, 2005. The Company has been lead to believe that the final order of settlement will be issued before month end May 2005.

Earnings Per Share

        Basic earnings(loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method. For the three months ended March 31, 2005 all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses in those years.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Going Concern

        Information Architects Corporation (“IA” or “Company”) financial statements for the three months ended March 31, 2005 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries and has continued to incur losses for the three months ending March 31, 2005 totaling $ 71,460.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profits from its background screening and pre and post employment screening products and services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Common Stock

        During the three months ended March 31, 2005 the Company issued no common stock.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as, but not limited to: bankruptcy of the company, lawsuits against the Company, the Company’s continued ability to comply with the Nasdaq Over the Counter Bulletin Board listing requirements; sale of the Company; the financial condition of IA’s customers and vendors; unavailability of insurance; uninsured losses; adverse results in litigation; the effects of terrorist activity and armed conflict such as disruptions in general economic activity; general economic conditions that affect demand for computer software; currency fluctuations; trade sanctions or changes to U.S. tax law resulting from the World Trade Organization decision with respect to the extraterritorial income provisions of U.S. tax law; financial market volatility; and other issues discussed in the Company’s 2004 Annual Report on Form 10-KSB. We assume no obligation to update the information in this Form 10-QSB.

In the quarter ending March 31, 2005 the Company’s revenues are derived from its Employment Screening and Background Investigations software application.

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

The Company and Greentech have agreed to perform an audit of work to determine exactly the services provided by Greentech. The Company believes the amount owed to Greentech will be reduced.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

        The Company incurred losses for the three months ended March 31, 2005 of $71,460.

        IA had revenues of approximately $189,664 for the three months ended March 31, 2005.

Cost of Revenues and Gross Margin

        Direct costs relating to the earning of the revenue aforementioned was $72,513 leaving a gross margin of $117,151 or 62%

Sales and Marketing

        Sales and marketing expenses for the three months ended March 31, 2005 were $ 62. The expenses associated with the salary for the VP of Sales and Marketing are included on the General and Administrative line of the Statement of Operations.

Other Income (Expense)

        During the three months ended March 31, 2005, interest expense was $11,340.

The Company continues efforts to support existing revenues as well as add new revenue through customer acquisition as well as the agent / reseller program.

Other

        We may continue to invest in introducing new concepts into the Internet marketplace as we go forward. These investments have up front costs with delayed revenue, if any, and could impact both the timing of our revenue and our net income or loss. These investments may also cause volatility in our quarter-to-quarter results.

Research and Development

                There were $8,794 in software development costs capitalized in the three months ended March 31, 2005.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time.

General and Administrative

                General and administrative expenses were approximately $155,509 in three months ended March 31, 2005.

Depreciation and Amortization

                Depreciation and amortization expenses were approximately $21,700 in three months ended March 31, 2005.

Other Items

We had no interest income in the three months ended March 31, 2005, due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for three months ended March 31, 2005 or 2004.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”) addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring),” cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated — nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

                Since inception, we had an aggregate net loss of $79.01 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

                IA participates in a highly volatile industry that is characterized by intense industry-wide competition. Industry participants confront aggressive pricing practices by competitors, continually changing customer demand patterns and rapid technological developments. The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements. We believe that in the future our results of operations and financial condition could be affected by various factors, including, but not limited to:

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL

                Since inception, we had an aggregate net loss of $79.01 million. In order to continue operations throughout 2005, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuances of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

The governing regulations on Consumer Reporting Agencies are the Fair Credit Reporting Act (FCRA). IA is in compliance and monitors the FCRA for any changes through several professional originations as well as the Federal Government releases. All documentation required to be signed by both clients and consumers is periodically reviewed to insure compliance. In addition there are multiple features built into Perceptre to force compliance, including but not limited to indications of signatures required by applicants to run credit reports.

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

In February 2005, the U.S. Securities and Exchange Commission (“SEC”) ordered that trading of the Company’s common stock be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the common stock of IA be revoked permanently. The Company has entered into negotiations with the SEC and has executed offers of settlement to the SEC that are now pending for acceptance. Although the SEC has not yet formally accepted the Company’s Offers of Settlement, we are advised that the staff of the SEC have recommended that the SEC formally accept the Offers of Settlement. An order signed by the SEC Administrative Law Judge, dated May 2, 2005, stated that the contingencies required for the proposed settlement have been satisfied and the status conference, previously scheduled for May 4, 2005, is postponed to Friday, July 8, 2005.

ITEM 2: CHANGES IN SECURITIES

NONE

ITEM 3: DEFAULT UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Form 8K February 14, 2005: ITEM 3.01 NOTICE OF DELISTING OR FAILURE TO SATISFY A CONTINUED LISTING RULE OR STANDARD; TRANSFER OF LISTING.

Form 8k February 18, 2005: Item 4.02 Non Reliance on Previously Issued Financial Statements Or Related Audit Report or Completed Interim Review.

SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2005	INFORMATION ARCHITECTS CORPORATION BY: /S/ William Overhulser —————————————— William Overhulser Interim Chief Executive Officer