Form 10QSB
period 2005-06-30
INFORMATION ARCHITECTS CORP
filed 2005-08-22
CIK 1018336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

Commission File Number: 0-22325

INFORMATION ARCHITECTS CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	87-0399301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PROSPECT PARK I, 5229 NW 33RD AVENUE,
Ft. Lauderdale, FL 33309
(Address of principal executive offices) (Zip Code)

(954) 486-8835
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

Yes [X] No [   ]

        As of June 30, 2005 there were 66,280,719 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Balance Sheets As of June 30, 2005
	(Unaudited) and December 31, 2004	3

	Statements of Operations (Unaudited)
	For the Three Months ended June 30, 2005 and December 31, 2004	4

	Statements of Cash Flows (Unaudited)
	For the Three Months ended June 30, 2005 and December 31, 2004	5

	Notes to Unaudited Financial Statements	6

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

	Overview	9

	Results of Operations	11

	Financial Condition and Liquidity	13

ITEM 3:	CONTROLS AND PROCEDURES	15

PART II	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS	16

ITEM 2:	CHANGES IN SECURITIES	16

ITEM 3:	DEFAULT UPON SENIOR SECURITIES	16

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDERS	16

ITEM 5:	OTHER INFORMATION	16

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	16

	Signatures	17

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
BALANCE SHEETS (Unaudited)

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2005

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT
Accounts receivable	$57,617	$60,717

Total Current Assets	57,617	60,717

FIXED ASSETS - AT COST
Office equipment and operations center	154,251	493,677
Software	340,881	330,936
Patents, licenses and lease rights	1,593,426	556,000

Total fixed assets	2,088,558	1,380,613
Less: Accumulated depreciation and amortization	(117,065)	(73,665)

Net Fixed Assets	1,971,493	1,306,948

Total Assets	$2,029,110	$1,367,665

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT
Bank indebtedness	$3,462	$5,395
Accounts payable and accrued charges	3,002,137	2,803,774
Due to Tri Holdings, Inc.	30,000	30,000
Due to Shareholder	57,500	42,500
Due to Greentech USA, Inc.	1,579,442	1,625,434

Total Current Liabilities	4,672,541	4,507,103

NOTE PAYABLE	573,659	573,659

Total Liabilities	5,246,200	5,080,762

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value $.001,
- issued and outstanding - 75,500	76	76
Preferred stock, Series B, authorized - 500,000, par value $.001,
- issued and outstanding - 230,350	230	230
Preferred stock, Series C, authorized - 500,000, par value $.001,
- issued and outstanding - 150,000	150	150
Preferred stock, Series D, authorized - 500,000, par value $.001,
- issued and outstanding - 60,000	60	60
Preferred stock, Series F, authorized - 500,000,000 par value $.001,
- issued and outstanding - 48,000,000	48,000	-
Common stock, authorized - 2,000,000,000, par value $ .001
- issued and outstanding - 66,280,719	66,281	66,281
Common shares issuable - 711,000,000 shares	711,000	-
Additional paid in capital	75,159,249	75,159,249
Accumulated Deficit	(79,202,136)	(78,939,143)

Total Shareholders' Equity	(3,217,090)	(3,713,097)

Total Liabilities and Shareholders' Equity	$2,029,110	$1,367,665

The accompanying notes are an integral part of these financial statements1

(1)The financial data contained in this report does not include comparable financial data for the prior year’s quarter ended June 30, 2004 due to the fact that the financial data contained in the Company’s Form 10-QSB was not reviewed by our then independent auditing firm. However, the Company has filed its audited financial statements and the related independent auditor’s report for the year ended December 31, 2004. Please refer to footnote 1 following these financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2005

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month	Six-month
	period	period
	ended	ended
	June 30,	June 30,
	2005	2005

REVENUE	$150,083	$339,747

OPERATING EXPENSES
Cost of sales	81,682	154,195
General and administrative	226,894	382,465
Depreciation and amortization	21,700	43,400

Total Operating Expenses	330,276	580,060

LOSS FROM OPERATIONS	(180,193)	(240,313)

OTHER ITEMS
Interest expense	(11,340)	(22,680)

Total Other Items	(11,340)	(22,680)

NET LOSS	$(191,533)	$(262,993)

Weighted average common shares outstanding -
Basic and fully diluted	207,965,549	214,754,345

Net loss per share - Basic and fully diluted	$(0.0009)	$(0.0012)

The accompanying notes are an integral part of these financial statements1

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005

Cash Flows From Operating Activities:
Net loss	$(262,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,400
Stock issued for acquisitions	698,000
Changes in assets and liabilities:
Decrease in accounts receivable	3,100
Decrease in bank indebtedness	(1,933)
Increase in accounts payable	259,363
Increase in amount due to shareholder	15,000
Decrease in payables to affiliates	(45,992)

Net Cash Used in Operating Activities	707,945

CASH FLOW FROM INVESTING ACTIVITES
Purchase of fixed assets - net	(707,945)

Net Cash Used In Investing Activities	(707,945)

Net change in cash	-

Cash and Cash Equivalents - Beginning of Period	-

Cash and Cash Equivalents - End of Period	$-

Supplemental disclosure of cash flow information:
Interest paid during the period	$-
Taxes paid during the period	$-

The accompanying notes are an integral part of these financial statements1

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
June 30, 2005

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

The presentation of the financial statements and financial condition of the Company contained in this Form 10-QSB does not include comparison data for the comparable period ended June 30, 2004 however such financial data for the prior period was reviewed by our independent auditing firm prior to the filing of this report. Our independent auditing firm has issued its report on our audited financial statements for the year ended December 31, 2004 filed on Form 10-KSB/A filed with the Securities and Exchange Commission  on April 16, 2005.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
June 30, 2005

Commitments and Contingencies

Legal Matters

In February 2005, the Securities and Exchange Commission (“SEC”) ordered that trading of the Company’s common stock be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the common stock of the Company be revoked permanently. The Company has entered into negotiations with the SEC and expects the SEC to accept an offer of settlement which has been submitted to the SEC staff for recommendation for approval to the SEC. Upon formal acceptance of the Company’s offer of settlement, it is management’s expectation that the administrative proceeding instituted by the SEC will be dismissed against the Company. As a part of the offer of settlement submitted by the Company to the SEC, the Company is completing the necessary items required to become fully current in its reports required under Sections 13 and 15 of the Securities Exchange Act of 1934.

Earnings Per Share

        Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method. For the three months ended June 30, 2005 all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses in those years.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
June 30, 2005

Going Concern

Information Architects Corporation (“IA” or “Company”) financial statements for the three months ended June 30, 2005 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries and has continued to incur losses for the three months endedg June 30, 2005 totaling $191,533.

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

Common Stock

On June 16, 2005 the Board of Directors Authorized the issuance of 711,000,000 pursuant to an asset acquisition agreement dated June 17, 2005. The shares were valued at $711,000 or  $0.001 per share. As of July 2005 650,000,000 shares have been issued. These shares were issued exempt from registration pursuant to Sections 4(1) and 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

On June 16, 2005 the Board of Directors Authorized the issuance of 48,000,000 shares of Preferred series F pursuant to an asset acquisition agreement dated June 17, 2005. The shares were valued at $48,000 or $0.001 per share. These shares were issued in June 2005. These shares were issued exempt from registration pursuant to Sections 4(1) and 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

On June 16, 2005 the company entered into a consulting agreement with William Craig and Gerald Latulippe for 61,000,000 shares for the brokering of the asset acquisition agreement dated June 16, 2005. These shares are authorized to be issued.

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

In the quarter ending June 30, 2005 the Company’s revenues are derived from its Employment Screening and Background Investigations software application.

The Board of Directors of IA accepted the resignation of Charles Maurice as a Board member effective July 1, 2005. On August 15, 2005, Mr. Roland Breton was appointed Interim Chief Executive Officer and Mr. William Overhulser has resigned from his position as interim Chief Executive Officer. Mr. Overhulser remained in his position as Chief Operating Officer.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Disclosures for Shareholders’ Benefit

On June 16, 2005, the Company entered into an asset acquisition agreement with Synergistic Investments and IFGT-SI International Funding Group Trust (“IFGT-SI” a Delaware Trust. IFGT-SI assigned fifty-one and one half percent of the Oil and Gas Lease with James Thronburg in exchange for 650,000,000 shares of Company common stock and 48,000,000 shares of Preferred stock. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of Company, or any associate of such director or officer.

The distribution of stock is as follows;

415,000,000 Common shares of Company stock to IFGT-SI with the voting rights remaining with the current Board of Directors for a period of one year or next annual shareholders meeting.
100,000,000 Common shares to Oil Energy Corporation.
100,000,000 shares to Gas Energy Corporation. 35,000,000 Common shares to Gas and Oil Corporation.
48,000,000 shares of Preferred series F that convert 1 Preferred to 1 Common to be converted in the event that common stock is trading at least at $1.00.

The Company previously entered into a consulting agreement and a management agreement with Greentech USA Inc. (“GreenTech”). As a result of Greentech’s acquisition of Perceptre, LLC,

Greentech owns the Series B preferred shares that were issued to purchase the Perceptre software, these shares are convertible into 21,535,000 common shares of IA. The consulting agreement dated October 29, 2003 covers fees associated with graphics, printing, internet services, product marketing, advertising, corporate filings and legal fees as well as other specific duties and was for a three-month term, which was renewed for an additional three-month term. The Company was obligated to pay $350,000 worth of the Company’s common stock with the precise number of shares to be calculated according to a formula in the contract (the shares for the first quarter were issuable at December 31, 2003 and were issued in 2004). A total of two quarters were paid by the issuance of the Company’s common stock. The management agreement dated November 19, 2003 engaged Greentech to assist the Company in its day-to-day operations, including but not limited to bookkeeping services, coordination with external auditors, senior management services, management of all IT functions, and supervision of sales, marketing, and public relations. The Company is obligated to pay $35,000 per month for these services and was for an initial three-month term and renewed through July 2004, subsequently the agreement was continued at a rate of $85,000 per month through 2004. In addition, amounts due Greentech were $1,625,434 and $8,500 at December 31, 2004 and 2003, respectively.

The Company and Greentech have agreed to perform an joint review of all services rendered by GreenTech and needed by the Company to determine exactly the services provided by Greentech. The Company believes the amount owed to Greentech will be reduced.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

        The Company incurred losses for the three months ended June 30, 2005 of  $191,533.

        IA had revenues of approximately $150,083 for the three months ended June 30, 2005.

Cost of Revenues and Gross Margin

        Direct costs relating to the earning of the revenue aforementioned was $81,682 leaving a gross margin of $68,401 or 46%.

Other Income (Expense)

        During the three months ended June 30, 2005, interest expense was $11,340.

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

Research and Development

                There was $8,794 in software development costs capitalized in the six months ended June 30, 2005.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General and Administrative

                General and administrative expenses were $226,894 in three months ended June 30, 2005.

Depreciation and Amortization

                Depreciation and amortization expenses were $21,700 in three months ended June 30, 2005.

Other Items

We had no interest income in the three months ended June 30, 2005, due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for three months ended June 30, 2005 or 2004.

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

Due from Investor

On April 27, 2004, the Company entered into an agreement with Greentech Holdings Inc., (an unrelated private company) to obtain financing through the issuance of 2 debentures of 5 million euros each totaling 10 million euros or $11,912,000. The Company has exercised its option to convert one of the debentures into equity however since the transaction has not been consummated, no amounts are reflected in the accompanying financial statements. Greentech Holdings Inc. is to receive a 20% commission when the transaction is completed. Although the company has exercised its options it is the company’s opinion that Greentech Holding Inc. is unable to perform.

With the new levels of compliance required under the terms of the recently enacted Patriot Act laws, companies that work to the highest standards help end user clients conform to the requirements of “know your end user.”

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

                Since inception, we had an aggregate net loss of $79.2 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

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

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL

                Since inception, we had an aggregate net loss of $79.2 million. In order to continue operations throughout 2005, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuances of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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

In February 2005, the Securities and Exchange Commission (“SEC”) ordered that trading of the Company’s common stock be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the common stock of the Company be revoked permanently. The Company has entered into negotiations with the SEC and expects the SEC to accept an offer of settlement which has been submitted to the SEC staff for recommendation for approval to the SEC. Upon formal acceptance of the Company’s offer of settlement, it is management’s expectation that the administrative proceeding instituted by the SEC will be dismissed against the Company. As a part of the offer of settlement submitted by the Company to the SEC, the Company is completing the necessary items required to become fully current in its reports required under Sections 13 and 15 of the Securities Exchange Act of 1934

ITEM 2: CHANGES IN SECURITIES

In June 2005, the Company, with majority shareholder approval, authorized the increase of authorized common stock to 2,000,000,000 shares.

In June 2005, the Company with majority shareholder approval, authorized an increase of shares of preferred stock to 500,000,000 shares.

ITEM 3: DEFAULT UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In June 2005 to have the company approved the increase of authorized common stock two billion shares and the authorized preferred stock to five hundred million shares.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                              Description of Exhibit

31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Form 8KA June 1 2005 - Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

Form 8K June, 24 2005 - Item 1.01 Entry into a Material Definitive Agreement and Item 5.03 Amendments To Articles of Incorporation.

Form 8K June 27, 2005 - Item 2.01 Completion of Acquisition or Disposition of Assets.

Form 8K July 7, 2005 - Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 22, 2005	INFORMATION ARCHITECTS CORPORATION By: /S/ Roland Breton __________________________ Roland Breton Interim CEO BY: /S/ William Overhulser —————————————— William Overhulser Interim President