Form 10KSB/A
period 2003-12-31
INFORMATION ARCHITECTS CORP
filed 2005-08-23
CIK 1018336

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

5229 NW 33rd Ave, Fort Lauderdale FL 33309
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number 954-486-8835

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

The Company acquired 100% of the stock of Accurate Research Solutions, Inc. (“ARS”) for 285,715 IA common shares, valued at $9,250 in the accompanying 2003 financial statements. The business of ARS is providing pre-employment and post-employment screening and background investigations to various businesses. ARS is a client of Perceptre, LLC and uses the Perceptre software system to manage its business.

The business of Accurate Research Solutions, Inc. is providing pre-employment and post-employment screening and background investigations to various businesses. ARS is a client of Perceptre LLC using the Perceptre software system to manage its business.

With the acquisition of the Perceptre software and the acquisition of ARS, IA’s mission is to allow companies and government agencies of all sizes and their human resources - Risk Management or Loss Prevention Staff to easily and efficiently perform pre-employment screening on all new applicants and to perform routine background investigations on their current employment base through the most efficient user interface the industry can provide.

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

EMPLOYEES

As of December 31, 2003 there were eight employees. Michael Clark, William Overhulser - Chief Operating Officer, Gerry Smith - Chief Technology Officer and five other employees in the Lutz (Tampa, FL) operations center.

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

General and Administrative

        General and administrative expenses were approximately $5,575,803 in 2003 compared to approximately $7,444,000 in 2002. Included in general and administrative expenses approximately $4,394,474 represents consulting and management fees incurred and paid for with common stock of the Company. In 2002 this number was $1,240,000. As management continues its cost reduction plan from 2001, declines in payroll and related costs contributed to IA’s most significant cost reductions. Payroll and related costs declined to approximately $89,000 in 2003 from $1.3 million in 2002 reflecting the Company’s new direction.

Depreciation and Amortization

        Depreciation and amortization expenses were approximately $17,000 in 2003 as compared to approximately $1,010,000 in 2002. In 2002, we wrote off all remaining capitalized software. The Company revised the estimated life of certain computer equipment from five years to three years and revised the estimated life of technology purchased in 1999 from three to two years. The Company did not incur any additional depreciation in 2003 in connection with the adjustment of the estimated life of its technology as these assets were all written off in 2002. In 2002 the additional depreciation was $240,000.

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
Jaspers + Hall, PC BY: /s/Jaspers + Hall, PC —————————————— Jaspers + Hall, PC March 3, 2005 Denver, Colorado

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Information Architects Corporation and Subsidiary

We have audited the consolidated statements of operations, changes in shareholders' deficit and cash flows of Information Architects Corporation and Subsidiary as of December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Information Architects Corporation and Subsidiary for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 25, 2003

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 and 2002

	2003	2002
ASSETS
CURRENT

Accounts receivable	$55,564	$--
Total Current Assets	55,564	--
FIXED - AT COST
Perceptre software	215,350	--
Office equipment	100,795	--
Total fixed assets	316,145	--
Less: Accumulated depreciation and amortization	(17,258)	--
Net Fixed Assets	298,887	--
Total Assets	$354,451	$--
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT
Bank indebtedness	$5,695	$--
Accounts payable and accrued charges	1,984,036	1,668,178
Unearned revenue	--	13,947
Due to affiliated entity	8,500	--
Total Current Liabilities	1,998,231	1,682,125
Total Liabilities	1,998,231	1,682,125
SHAREHOLDERS' EQUITY (Deficit)
Preferred stock, authorized - 1,000,000, par value
$.001,
- issued and outstanding - 75,500(2002 - 75,500)	76	76
Preferred stock, Series B, authorized - 500,000, par
value $.001,
- issued and outstanding - 230,350(2002 - 0)	230	--
Common stock, authorized - 500,000,000, par value $.001

- issued and outstanding - 33,656,089(2002 - 4,082,095)	33,656	4,082
Common stock issuable - 10,950,000 shares(2002 - 5,000,000)	10,950	5,000
Additional paid in capital	74,057,023	68,606,342
Accumulated Deficit	(75,745,715)	(70,297,625)
Total Shareholders' Equity (Deficit)	(1,643,780)	(1,682,125)
Total Liabilities and Shareholders' Equity (Deficit)	$354,451	$--
See accompanying notes to Consolidated Financial Statements

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUE	$208,225	$63,125
OPERATING EXPENSES
Cost of sales	46,805	37,708
Sales and marketing	16,449	627,402
Research and development	--	710,196
General and administrative	5,575,803	7,443,653
Depreciation and amortization	17,258	1,010,411
Total Operating Expenses	5,656,315	9,829,370
LOSS FROM OPERATIONS	(5,448,090)	(9,766,245)
OTHER INCOME (EXPENSES)
Interest income	--	20,531
Interest expense	--	(1,104)
Settlement gain	--	3,517,395
Loss on disposal of assets	--	(1,520,095)
Other	--	2,329
Total Other INCOME (EXPENSES)	--	2,019,056
NET LOSS	$(5,448,090)	$(7,747,189)
Weighted average common shares outstanding -
Basic and fully diluted	34,916,556	2,681,535
Net loss per share - Basic and fully diluted	$(0.16)	$(2.89)
See accompanying notes to Consolidated Financial Statements

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Cash Flows >From Operating Activities:

Net loss	$(5,448,090)	$(7,747,189)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	17,258	1,010,411
Stock issued for services	4,394,474	1,239,633
Settlement gain	--	(3,517,395)
Loss on disposal of assets	--	1,520,095
Other comprehensive loss	--	33,530
Changes in assets and liabilities:
Increase in accounts receivable	(55,564)	--
Decrease in prepaid expenses	--	126,653
Decrease in other assets	--	9,404
Increase in accounts payable and accrued charges	315,858	3,478,350
Decrease in unearned revenue	(13,947)	(13,556)
Increase in loans payable	8,500	--
Net Cash Used in Operating Activities	(781,511)	(3,860,064)
CASH FLOW FROM INVESTING ACTIVITES
Maturity of short term investment	-	750,000
Purchase of fixed assets - net	(316,145)	(350,318)
Proceeds from sale of fixed assets	-	46,146
Net Cash (used in) provided by Investing Activities	(316,145)	445,838
Cash Flows >From Financing Activities
Proceeds from issuance of stock for
acquisitions	225,350
Proceeds from sale of stock - net	866,611	100,000
Maturity of short term investment	--	-
Loan to officer	--	9,944
Net Cash Provided By Financing Activities	1,091,961	109,944
Net change in cash	(5,695)	(3,304,282)
Cash and Cash Equivalents - Beginning of Year	--	3,304,282
Cash and Cash Equivalents (Bank indebtedness)-
End of Year	$(5,695)	$0
Supplemental disclosure of cash flow
information:
Interest paid during the year	$--	$1,095
Taxes paid during the year	$--	$--
Supplemental Disclosure of Non-cash Investing and Financing Activities
166,667 Common Shares issued for debt	-	$100,000
See accompanying notes to Consolidated Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2003 AND 2002
	Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Totals
Balance - December 31, 2001
	95,500	96	--	--	2,162,555	2,163	--	--	67,169,034	(62,550,436)	(33,530)	4,587,327
Comprehensive loss:
Translation adjustment	--	--	--	--	--	--	--	--	--	--	33,530	33,530
Net loss - Dec 31, 2002	--	--	--	--	--	--	--	--	--	(7,747,189)	--	(7,747,189)
Shares issued under
employee stock plan	--	--	--	--	1,540	1	--	--	4,573	--	--	4,574
Issuance of stock for
Services	--	--	--	--	1,571,333	1,571	5,000,000	5,000	1,065,879	--	--	1,072,450
Common stock warrants
granted to non-employees	--	--	--	--	--	--	--	--	167,183	--	--	167,183
Preferred shares
converted to common	(20,000)	(20)	--	--	13,333	13	--	--	7	--	--	--
Issuance of common
shares for cash, net	--	--	--	--	166,667	167	--	--	99,833	--	--	100,000
Conversion of debt to
Equity	--	--	--	--	166,667	167	--	--	99,833	--	--	100,000

Balance - December 31, 2002	75,500	76	--	--	4,082,095	4,082	5,000,000	5,000	68,606,342	(70,297,625)	--	(1,682,125)
Net loss - Dec 31, 2003	--	--	--	--	--	--	--	--	--	(5,448,090)	--	(5,448,090)
Issuance of common
shares for cash, net	--	--	--	--	5,851,437	5,851	--	--	860,760	--	--	866,611
Issuance of issuable shares	--	--	--	--	5,000,000	5,000	(5,000,000)	(5,000)
Issuance of common shares
for services	--	--	--	--	18,437,000	18,437	10,950,000	10,950	4,365,087	--	--	4,394,474
Company Takeback of
Fractional Shares due to
Reverse Split	--	--	--	--	(158)	--	--	--	--	--	--	--
Issuance of common
shares on ARS acquisition	--	--	--	--	285,715	286	--	--	8,964	--	--	9,250
Issuance of Series B Preference
shares on acquisition of:
DayStar	--	--	15,000	15	--	--	--	--	735	--	--	750
Perceptre software	--	--	215,350	215	--	--	--	--	215,135	--	--	215,350

Balance - December 31, 2003	75,500	$76	230,350	$230	33,656,089	$33,656	10,950,000	$10,950	$74,057,023	$(75,745,715)	$--	(1,643,780)

See accompanying notes to Consolidated Financial Statements

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

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
DECEMBER 31, 2003 AND 2002

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

With the acquisition of the Perceptre software and the acquisition of ARS IA’s mission is to allow companies and government agencies of all sizes and their HR - Risk Management or Loss Prevention Staff to easily and efficiently perform pre-employment screening on all new applicants and to perform routine background investigations on their current employment base through the most efficient user interface the industry can provide.

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
DECEMBER 31, 2003 AND 2002

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

Use of Estimates

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This preparation requires management to include amounts based on management’s prudent judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates made for the year ended December 31, 2003 and 2002 include the valuation of property and equipment and intangible assets for which impairment write downs have been recorded, valuation of stock based grants to employees and third parties, and valuation of the deferred tax assets.

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
DECEMBER 31, 2003 AND 2002

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

Additionally, the Company sold property and equipment in 2002 and recorded a loss from the disposal of assets of $1,459,530 in 2002 included in “Loss from Disposal of Assets” in the accompanying “Statement of Operations”

For the year ended December 31, 2003 depreciation and amortization expense amounted to $17,258.

Revenue Recognition

For 2002 revenues were recognized as services were rendered or provided over a contract period.

Since 2003 the Company recognizes revenue as services are rendered. Services are considered rendered as background checks are requested.

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
DECEMBER 31, 2003 AND 2002

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

Research and Development

Research and development costs are expensed as incurred in 2002.

Advertising costs

Advertising costs were expensed as incurred in 2002.

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

Net Loss Per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method. For the years ended December 31, 2003,and 2002 all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses in those years. At December 31, 2003 there were options and warrants outstanding to purchase 9,765,234 common shares which may dilute future earnings per share.

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
DECEMBER 31, 2003 AND 2002

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
DECEMBER 31, 2003 AND 2002

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

Reclassifications

Certain amounts in the 2002 consolidated Financial Statements were reclassified to conform to the 2003 presentation.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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

Accrued expenses at December 31, 2003 and 2002 include $1,236,934 due to two law firms which were recorded in 2002 and are in dispute. The expenses relate to legal work on the GEM Technologies case, which case was settled in 2002.

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
DECEMBER 31, 2003 AND 2002

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

On December 12, 2002, the Company issued 5,000,000 shares of its common stock for services rendered. These shares were valued at $750,000 or $0.15 per share or the fair value on the date of the grant. These shares were presented as issuable at December 31, 2002 and issued in 2003.

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
DECEMBER 31, 2003 AND 2002

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

A summary of the options issued under the plan as of December 31, 2003 and 2002 and changes during the years is presented below:

		Weighted Average Exercise
Outstanding December 31, 2001	147,377	$34.65
Granted	533,333	$1.17
Exercised	-	-
Canceled and expired	(671,753)	$8.28

Outstanding December 31, 2002	8,957	$86.25
Canceled and expired	(6,824)	86.25
Granted	9,000,000	.97

Outstanding - December 31, 2003	9,002,133	$.99

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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
DECEMBER 31, 2003 AND 2002

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
DECEMBER 31, 2003 AND 2002

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

An alternative method of accounting for stock options is SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, employee stock options are valued at the grant date using an option valuation model. This value represents compensation expense under SFAS No. 123 and is recognized ratably over the vesting period. The fair value of options granted in 2002, reported below was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

YEAR ENDED
DECEMBER 31, 2002

Dividend yield	-
Expected volatility	147%
Risk free interest rate	4.03%
Expected lives	0.5 - 5 Years

The weighted average Black-Scholes value of options granted under the stock options granted during 2002 was $0.39 respectively.

Had compensation cost for the Company's options and warrants granted to employees been determined using the fair value method of SFAS 123, the Company's net loss for the periods indicated would have been charged to the pro forma amounts as follows:

Year ended December 31,
2002

Net loss, as reported	$ (7,747,189)

Add: Stock-based employee compensation
expense included in net income, net of
related tax effects	-

Deduct: Total stock-based employee
compensation expense determined under
fair value based method, net of
related tax effects	(905,124)

Pro forma net loss	$ (8,652,313)

Earnings per share:
Basic and diluted - as reported	$ (2.89)

Basic and diluted -pro forma	$ (3.22)

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

NOTE 5 — INCOME TAXES

There was no income tax expense for the year ended December 31, 2003 and 2002 due to the Company’s net losses.

2002
Computed "expected" tax expense (benefit)	$ (3,099,000)
State income taxes	(390,000)
Permanent differences	496,000
Re-characterization of prior year temporary
differences	(857,000)
Change in valuation allowance	3,850,000
$ -

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 is as follows:
	Year Ended December 31, 2003	Year Ended December 31, 2002
Net operating loss
carryforward	$26,400,000	$2,603,000
Valuation
allowance	(26,400,000)	$(2,603,000)

Net deferred tax
assets	$--

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

NOTE 6 - OFFICE SPACE LEASE

The Company occupies its office space in Lutz, Florida under the terms of a three-year lease dated January 31, 2002 which commenced February 1, 2002. Future minimum lease payments are $20,806 in 2004 and $1,741 in 2005.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 7 — RELATED PARTY TRANSACTIONS

A prior period loan in the amount of $9,944 made to an officer was repaid full in 2002.

During the second quarter of 2002, a loan in the amount of $110,000 was made to an officer and principal shareholder of the Company, and a $10,000 loan was made to another officer. The loans were repaid in full with interest during the third quarter of 2002.

In 1998, the Company entered into an operating lease agreement with a lessor (an LLC) which was partially owned by the Company's president and majority shareholder. On December 20, 2002, the Company entered into an agreement (the "Assignment Agreement") with the lessor. In return for the president assigning his membership interest in LLC lessor to the other LLC members, the Company was released from all it current and future obligations under the operating lease(see Note 4).

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

NOTE 8 — SUBSEQUENT EVENTS

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
DECEMBER 31, 2003 AND 2002

NOTE 8 — SUBSEQUENT EVENTS(continued)

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
DECEMBER 31, 2003 AND 2002

NOTE 8 — SUBSEQUENT EVENTS(continued)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Our former auditors, Salberg & Company P.A., was dismissed in August 2003 The company engaged Jaspers + Hall, PC on December 2, 2004. Salberg & Company’s report on our Consolidated Financial statements for the year ended December 31, 2002 did not contain any qualifications or adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern..

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:
Name	Age	Position	Since
Michael Weinstein	53	CEO/Director	December 2002

William Overhulser	35	COO	December 2003
		Secretary

Robert J. Desiderio	63	Director	December 2002

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

*** 5,000,000 shares, covered in the above table, are issued to a relative of Mr. Craig which is an office of Lewco. 992,111 shares are issued to Security Xchange of which Mr. Craig is a Director

        Michael L. Weinstein had been Chairman and CEO since December 2002. From 2000 to December 2002, he was managing director of FOCUS Investments, a business acquisition company. >From 1997 to 2000, he was COO of Ben Ezra, Weinstein Co, a software development company.

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

        William Overhulser entered into active duty with the US Air Force in 1986. He achieved Honor Graduate status, attended NCO training courses, and received several medals including Good Conduct, and Small Arms Expert Marksmanship. While in the Air Force, he completed several college courses under Air Force Continuing education program. After being honorably discharged in the early 90‘s William held several positions in the Cellular Telephone industry related to sales and marketing. In the late 90‘s William was a key player in developing on-line systems using cognitive and psychometric assessments for hiring applicants as well as background checks, this corporation was subsequently sold, William then developed the Perceptre system which is Information Architects’flagship product

        Robert J. Desiderio is a professor emeritus at the University of New Mexico School of Law and a member of the law firm of Sanchez, Mowrer & Desiderio, P.C. Desiderio served as Dean of the law school from 1979 - 1985 and again from 1997 - 2002. In addition to his teaching career, Desiderio has been involved in a myriad of professional and civic activities. Presently, he is chair of the New Mexico Public School Capital Outlay Taskforce and the New Mexico Educational Trust Board. He also served as chair of the New Mexico Professional Tax Study Committee; was a member of the New Mexico Health Care Task Force and the New Mexico Ethics Task Force; and was reporter for the New Mexico Workers’ Compensation Task Force. Desiderio graduated Summa Cum Laude, from St. Joseph’s University in Philadelphia, PA and from Boston College Law School. He is a member of the New Mexico State Bar and the District of Columbia Bar. Mr. Desiderio resigned in April 2004.

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Information Architects Corporation are included in Item 7:

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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
(i)	Audit Fees

	2002	2003
HOLTZ RUBENSTEIN & CO., LLP	$ 0	$2500
SALBERG & COMPANY, P.A	$31500	$2500
HUNTER, ATKINS & RUSSEL, PLC		$3000

(ii)	Audit Related Fees

Salberg Company P.A.	-	$1,000

(iii)	Tax Fees

None

(iv)	All Other Fees

None

TOTAL FEES
	2002	2003
HOLTZ RUBENSTEIN & CO., LLP	$ 0	$2500
SALBERG & COMPANY, P.A	$31,500	$3500
HUNTER, ATKINS & RUSSEL, PLC		$3000

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
DATED: August 23, 2005
BY: /S/ Roland Breton
——————————————
Roland Breton
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
DATED: August 23, 2005
BY: /S/ Roland Breton
——————————————
Roland Breton
Interim Chief Executive Officer

BY: /S/ William Overhulser
——————————————
William Overhulser
Interim Chief Financial Officer

BY: /S/ William Overhulser
——————————————
William Overhulser
Interim Principal Financial Officer