Form 10QSB/A
period 2004-03-31
INFORMATION ARCHITECTS CORP
filed 2005-09-13
CIK 1018336

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

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Balance Sheets As of March 31, 2004
(Unaudited) and December 31, 2003	3

Statements of Operations (Unaudited)
For the Three Months ended March 31, 2004	5

Statements of Cash Flows (Unaudited)
For the Three Months ended March 31, 2004	6

Notes to Unaudited Financial Statements	7

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview	9

Results of Operations	10

Financial Condition and Liquidity	12

ITEM 3: CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS	13

ITEM 2: CHANGES IN SECURITIES	13

ITEM 3: DEFAULT UPON SENIOR SECURITIES	13

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS	13

ITEM 5: OTHER INFORMATION	13

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K	13

Signatures	14

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	UNAUDITED	AUDITED

	MARCH 31,	DECEMBER 31,
	2004	2003
ASSETS

CURRENT
Cash	$31,533	$-
Accounts receivable	68,494	55,564

Total Current Assets	100,027	55,564

FIXED ASSETS - AT COST LESS ACCUMULATED DEPRECIATION	315,491	298,887

Total Assets	$415,518	$354,451

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT
Bank indebtedness	$-	$5,695
Accounts payable and accrued charges	2,011,081	1,984,036
Due to Greentech USA, Inc.	414,400	8,500

Total Current Liabilities	2,425,481	1,998,231

NOTE PAYABLE

Total Liabilities	2,425,481	1,998,231

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value $.001,
- issued and outstanding - 75,500(2003 - 75,500)	76	76
Preferred stock, Series B, authorized - 500,000, par value $.001,
- issued and outstanding - 230,350(2003 - 230,350)	230	230
Preferred stock, Series C, authorized - 500,000, par value $.001,
- issued and outstanding - 150,000(2003 - 0)	150
Preferred stock, Series D, authorized - 500,000, par value $.001,
- issued and outstanding - 0(2003 - 0)
Common stock, authorized - 500,000,000, par value $ .001
- issued and outstanding - 33,656,089(2003 - 33,656,089)	33,656	33,656
Common stock issuable - 0 shares(2003 - 10,950,000)	10,950	10,950
Additional paid in capital	74,092,063	74,057,023
Accumulated Deficit	(76,147,088)	(75,745,715)

Total Shareholders' Equity	(2,009,963)	(1,643,780)

Total Liabilities and Shareholders' Equity	$415,518	$354,451

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004	Unaudited

2004

REVENUE	$111,503

OPERATING EXPENSES
Cost of sales	64,048
Sales and marketing	5,927
Research and development	-
General and administrative	438,901
Depreciation and amortization	4,000

Total Operating Expenses	512,876

LOSS FROM OPERATIONS	(401,373)

OTHER ITEMS
Interest expense	-

Total Other Items	-

NET LOSS	$(401,373)

Weighted average common shares outstanding -
Basic and fully diluted	44,606,089

Net loss per share - Basic and fully diluted	$(0.01)

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004	Unaudited

Cash Flows From Operating Activities:
Net loss	$(401,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000
Stock issued for services
Changes in assets and liabilities:
Increase in accounts receivable	(12,930)
Increase in accounts payable	27,045
Decrease in unearned revenue
Increase in payables to affiliates	405,900

Net Cash Used in Operating Activities	22,642

Cash Flows From Financing Activities
Issuance of stock for acquisitions - net	35,190
Proceeds from sale of stock - net
Proceeds from long term debt
Principal payments on long term debt

Net Cash Provided By Financing Activities	35,190

CASH FLOW FROM INVESTING ACTIVITES
Purchase of fixed assets - net	(20,604)

Net Cash Used In Investing Activities	(20,604)

Net change in cash	37,228

Cash and Cash Equivalents (Bank indebtedness) - Beginning of Period	(5,695)

Cash and Cash Equivalents (Bank indebtedness) - End of Period	$31,533

Supplemental disclosure of cash flow information:
Interest paid during the period	-
Taxes paid during the period	-

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
lawsuit.

Earnings Per Share

Basic earnings(loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the three months ended March 31, 2004 all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were antidilutive due to the Company's net losses in those years.
At March 31, 2004 there were 10,950,000 shares of stock issuable that will dilute future earnings per share.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Going Concern

Information Architects Corporation’s ("IA" or "Company") financial statements for the three months ended March 31, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued
operations since January 1, 2003 through the acquisitions of certain operating assets and a subsidiary as reported in recent press releases and 8-K filings and has continued to incur losses for the three months ended March 31, 2004 totaling
$401,373. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profits from the acquisition of the assets from Perceptre LLC. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Common Stock

None

Preferred Stock

In connection with the acquisition of a certain patent the Company is obligated to issue a total of 60,000 Series D preferred shares. These shares have been valued at $6,000 based upon a conversion of 10 common shares for each preferred share.

 In connection with the acquisition of 100% of ICABS.com, Inc. the Company is obligated to issue 100,000 Series C preferred shares valued at $16,990 based on a conversion rate of 10 common shares for each preferred share.

In connection with the acquisition of 100% of International Monetary Exchange Systems
the Company is obligated to issue 50,000 Series C preferred shares valued at $17,499 on a conversion rate of 10 common shares for each preferred share.

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

On November 10, 2003, Greentech USA, Inc. ("Greentech") acquired all interests in Perceptre. As part of that transaction, Greentech agreed to assume two promissory notes owed to New Mexico Bank and Trust. These notes are also personally guaranteed by Messrs. Weinstein, Desiderio and
Aguilar, at that time directors of the Company. See "Liquidity and Capital Resources."

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

The Company incurred losses of $ 401,373. The greatest part of loss is attributable to management fees and other fees charged by Greentech totaling
$342,500.

IA had revenues of approximately $111,503 for the quarter ended March 31,
2004.

Cost of Revenues and Gross Margin

Direct costs relating to the earning of the revenue aforementioned was
$64,048 leaving a gross margin of $47,455 or 42.6%

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2004 were
$ 5,927.

Other Income (Expense)

None

Other

During 2004, we intend to issue common stock to raise cash, to pay for services and to acquire assets. We anticipate the continuation of this practice.

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
of Tel Aviv, Israel. The method is integrated into the existing negotiations protocol between a point-of-sale system and a credit card company database, and uses a human fingerprint and a secure algorithm. The credit card company has the customer fingerprint for comparison on its existing database, and the existing credit card operation will be usual, with the fingerprint data added to it to authenticate and secure the operation via communication media while making the point-of-sale purchase. The Company paid 60,000 shares in Series D preferred stock.

In March 2004 and continuing on its strategy of acquisitions that are complimentary to its services, the Company acquired 100% of ICABS.COM, Inc., a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. The company continues to focus on payroll, commission and expense programs (PCE) both in the US and internationally. The Company paid 100,000 shares in Series C preferred stock for the acquisition.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

In March 2004 the Company entered into an Acquisition Agreement which was completed in April 2004 with IMES - International Monetary Exchange Systems, to acquire 100% of the company. The purchase price to be paid for with the issuance of 50,000 Series C preferred shares. IMES is a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. The IMES stored value products enhance the
Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES we offer the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES strategy is to develop stored value card programs both here in the US and abroad.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of approximately $76.1 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing.
Without additional funding, IA will not be able to continue operations.

Bank Debt

None

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

INFORMATION ARCHITECTS CORPORATION
(Registrant)

Date: September, 13, 2005   /s/ Roland Breton
                     Roland Breton
                             CEO