Form 10QSB/A
period 2004-06-30
INFORMATION ARCHITECTS CORP
filed 2005-09-13
CIK 1018336

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

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Balance Sheets As of June 30, 2004
(Unaudited) and December 31, 2003 (Audited)..........	3

Statements of Operations (Unaudited)
For the Six Months ended June 30, 2004 and Three Months ended March 31, 2004.....	5

Statements of Cash Flows (Unaudited)
For the Six Months ended June 30, 2004 and 2003..	6

Notes to Unaudited Financial Statements..........	7

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview...............................................	11

Results of Operations.................................	12

Financial Condition and Liquidity......................	15

ITEM 3: CONTROLS AND PROCEDURES.........................	15

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS...............................	16
ITEM 2: CHANGES IN SECURITIES...........................	16
ITEM 3: DEFAULT UPON SENIOR SECURITIES..................	16
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................	16
ITEM 5: OTHER INFORMATION..............................	16
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...............	16

Signatures...........................................	17

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
	Unaudited	Audited
	JUNE 30,	DECEMBER 31,
	2004	2003
ASSETS

CURRENT
Cash	$34,412	$-
Accounts receivable	73,728	55,564

Total Current Assets	108,140	55,564

FIXED ASSETS - AT COST LESS ACCUMULATED DEPRECIATION	1,230,405	298,887

Total Assets	$1,338,545	$354,451

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT
Bank indebtedness	$-	$5,695
Accounts payable and accrued charges	2,443,473	1,984,036
Due to Greentech USA, Inc.	919,988	8,500

Total Current Liabilities	3,363,461	1,998,231

NOTE PAYABLE	573,659

Total Liabilities	3,937,120	1,998,231

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value $.001,
- issued and outstanding - 75,500(2003 - 75,500)	76	76
- issued and outstanding - 230,350(2003 - 230,350)	230	230
- issued and outstanding - 150,000(2003 - 0)	150
- issued and outstanding - 0(2003 - 0)
Common stock, authorized - 500,000,000, par value $ .001
- issued and outstanding - 55,856,089(2003 - 33,656,089)	55,856	33,656
Common stock issuable - 0 shares(2003 - 10,950,000)	-	10,950
Additional paid in capital	74,643,324	74,057,023
Accumulated Deficit	(77,298,211)	(75,745,715)

Total Shareholders' Equity	(2,598,575)	(1,643,780)

Total Liabilities and Shareholders' Equity	$1,338,545	$354,451

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIOD ENDED JUNE 30, 2004
	UNAUDITED	UNAUDITED
	THREE-MONTH	SIX-MONTH

REVENUE	$148,142	$259,645

OPERATING EXPENSES
Cost of sales	108,073	172,121
Sales and marketing	3,245	9,172
Research and development	-	-
General and administrative	1,173,267	1,612,168
Depreciation and amortization	4,000	8,000

Total Operating Expenses	1,288,585	1,801,461

LOSS FROM OPERATIONS	(1,140,443)	(1,541,816)

OTHER ITEMS
Interest expense	(10,680)	(10,680)

Total Other Items	(10,680)	(10,680)

NET LOSS	$(1,151,123)	(1,552,496)

Weighted average common shares outstanding -
Basic and fully diluted	50,231,089	47,418,589

Net loss per share - Basic and fully diluted	$(0.02)	$(0.03)

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004	UNAUDITED

Cash Flows From Operating Activities:
Net loss	$(1,552,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,000
Stock issued for services	562,511
Changes in assets and liabilities:
Increase in accounts receivable	(18,164)
Increase in accounts payable	459,437
Decrease in unearned revenue
Increase in payables to affiliates	911,488

Net Cash Used in Operating Activities	370,776

Cash Flows From Financing Activities
Issuance of stock for acquisitions - net	35,190
Proceeds from sale of stock - net
Proceeds from long term debt	573,659
Principal payments on long term debt

Net Cash Provided By Financing Activities	608,849

CASH FLOW FROM INVESTING ACTIVITES
Purchase of fixed assets - net	(939,518)

Net Cash Used In Investing Activities	(939,518)

Net change in cash	40,107

Cash and Cash Equivalents (Bank indebtedness) - Beginning of Period	(5,695)

Cash and Cash Equivalents (Bank indebtedness) - End of Period	$34,412

Supplemental disclosure of cash flow information:
Interest paid during the period	-
Taxes paid during the period	-

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
lawsuit.

Earnings Per Share

Basic earnings(loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the three months ended June 30, 2004 all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were antidilutivedue to the Company's net losses in those years.
At June 30, 2004 there were no shares of stock issuable that will dilute future earnings per share.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Due from Investor

On April 27, 2004, the Company entered into an agreement with Greentech
Holdings Inc., a private company to obtain financing through the issuance of 2 debentures of 5 million euros each totaling 10 million euros or $11,912,000. The
Company has exercised its option to convert one of the debentures into equity and shall receive funding from this conversion in the third quarter. Greentech
Holdings Inc. is to receive a 20% commission or $1,192,000.

Common Stock

During the six months ended June 30, 2004 the Company issued 11,250,000 common shares for consulting and other services.

During the six months ended June 30, 2004 the company issued the 10,950,000 shares that were issuable.

Preferred Stock

In connection with the acquisition of a certain patent the Company is obligated to issue a total of 60,000 Series D preferred shares. These shares have been valued at $6000 based upon a conversion of 10 common shares for each preferred share.

 In connection with the acquisition of 100% of ICABS.com, Inc. the Company is obligated to issue 100,000 Series C preferred shares valued at $16990 based on a conversion rate of 10 common shares for each preferred share.

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

Going Concern

Information Architects Corporation’s ("IA" or "Company") financial statements for the six months ended June 30, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued
operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries as reported in recent press releases and
8-K filings and has continued to incur losses for the six months ended totaling
$1,552,496. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate profits from the acquisition of the assets from Perceptre LLC and its other subsidiaries,
Information Processing Corporation, ICABS.com, Inc. and International Monetary
Exchange Systems Corporation. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 27, 2004, the Company entered into an agreement with Greentech
Holdings Inc., a private company to obtain financing through the issuance of 2 debentures of 5 million euros each totaling 10 million euros or $11,912,000. The
Company has exercised its option to convert one of the debentures into equity and shall receive funding from this conversion in the third quarter. Greentech
Holdings Inc. is to receive a 20% commission or $1,192,000.

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

The Company incurred losses of $ 1,552,496. The greatest part of loss is attributable to management fees and other fees charged by Greentech an affiliated company totaling $685,000.

IA had revenues of approximately $259,645 for the six months ended June 30,
2004 of which $7,536 came from ICABS.com which was acquired on March 1, 2004.

Cost of Revenues and Gross Margin

Direct costs relating to the earning of the revenue aforementioned was
$172,121 leaving a gross margin of $87,524 or 33.7.%

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2004 were $
9172.

Other Income (Expense)

During the six months ended June 30, 2004, interest expense was $ 10,680 on the Information Processing note.

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
of Tel Aviv, Israel. The method is integrated into the existing negotiations protocol between a point-of-sale system and a credit card company database, and uses a human fingerprint and a secure algorithm. The credit card company has the customer fingerprint for comparison on its existing database, and the existing credit card operation will be usual, with the fingerprint data added to it to authenticate and secure the operation via communication media while making the point-of-sale purchase. The Company paid $6000.00 in Series D preferred stock.

In March 2004 and continuing on its strategy of acquisitions that are complimentary to its services, the Company acquired 100% of ICABS.COM, Inc., a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. The company continues to focus on payroll, commission and expense programs (PCE) both in the US and internationally. The Company paid 100,000 Series C preferred stock for the acquisition.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

In March 2004 the Company entered into an Acquisition Agreement which was completed in April 2004 with IMES - International Monetary Exchange Systems, to acquire 100% of the company. The purchase price was to be paid for by the issuance of 50,000 Series C preferred shares. IMES is a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. The IMES stored value products enhance the
Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES we offer the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES strategy is to develop stored value card programs both here in the US and abroad.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of approximately $77.2 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing.
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

INFORMATION ARCHITECTS CORPORATION

Date: August 13th, 2005	By:	/s/ Roland Breton
Roland Breton
CEO