Form 10QSB/A
period 2004-09-30
INFORMATION ARCHITECTS CORP
filed 2005-09-13
CIK 1018336

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

PROSPECT PARK I, 5229 NW 33RD AVENUE,
Ft. Lauderdale, FL 33309
-------------------------------------------------------------
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

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Consolidated Balance Sheets As of September 30, 2004
(Unaudited) and December 31, 2003 Audited......................	3
Consolidated Statements of Operations (Unaudited)
For the Nine Months ended September 30, 2004 and Six Months ended March 31, 2004.	4
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months ended September 30, 2004...	5
Notes to Unaudited Consolidated Financial Statements...	6
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview................................................	10
Results of Operations..................................	11
Financial Condition and Liquidity......................	11
ITEM 3: CONTROLS AND PROCEDURES.........................	13

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS..............................	13
ITEM 2: CHANGES IN SECURITIES...........................	13
ITEM 3: DEFAULT UPON SENIOR SECURITIES..................	13
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5: OTHER INFORMATION................................	13
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.................	13
Signatures..............................................	14

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
	UNAUDITED	AUDITED
	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
ASSETS

CURRENT
Cash	$8,822	$-
Accounts receivable	90,976	55,564

Total Current Assets	99,798	55,564

FIXED ASSETS - AT COST LESS ACCUMULATED DEPRECIATION	1,216,146	298,887

Total Assets	$1,315,944	$354,451

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT
Bank indebtedness	$-	$5,695
Accounts payable and accrued charges	2,653,760	1,984,036
Due to Tri Holdings, Inc.
Due to Shareholder	15,000	-
Due to Greentech USA, Inc.	1,322,978	8,500

Total Current Liabilities	3,991,738	1,998,231

NOTE PAYABLE	573,659

Total Liabilities	4,565,397	1,998,231

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value $.001,
- issued and outstanding - 75,500(2003 - 75,500)	76	76
Preferred stock, Series B, authorized - 500,000, par value $.001,
- issued and outstanding - 230,350(2003 - 230,350)	230	230
Preferred stock, Series C, authorized - 500,000, par value $.001,
- issued and outstanding - 150,000(2003 - 0)	150
Preferred stock, Series D, authorized - 500,000, par value $.001,
- issued and outstanding - 60,000(2003 - 0)	60
Common stock, authorized - 500,000,000, par value $ .001
- issued and outstanding - 59,358,279(2003 - 33,656,089)	59,356	33,656
Common stock issuable - 0 shares(2003 - 10,950,000)	-	10,950
Additional paid in capital	74,820,768	74,057,023
Accumulated Deficit	(78,130,093)	(75,745,715)

Total Shareholders' Equity	(3,249,453)	(1,643,780)

Total Liabilities and Shareholders' Equity	$1,315,944	$354,451

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 (UNAUDITED)

	THREE-MONTH	NINE-MONTH

REVENUE	$147,806	$407,451

OPERATING EXPENSES
Cost of sales	98,599	270,720
Sales and marketing	11,839	21,011
Research and development	-	-
General and administrative	854,570	2,466,738
Depreciation and amortization	4,000	12,000

Total Operating Expenses	969,008	2,770,469

LOSS FROM OPERATIONS	(821,202)	(2,363,018)

OTHER ITEMS
Interest expense	(10,680)	(21,360)

Total Other Items	(10,680)	(21,360)

NET LOSS	$(831,882)	(2,384,378)

Weighted average common shares outstanding -
Basic and fully diluted	57,607,184 -	56,439,787

Net loss per share - Basic and fully diluted	$(0.01)	$(0.04)

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 (UNAUDITED)

Cash Flows From Operating Activities:
Net loss	$(2,384,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,000
Stock issued for services	737,515
Changes in assets and liabilities:
Increase in accounts receivable	(35,412)
Increase in accounts payable	669,724
Decrease in unearned revenue
Increase in payables to affiliates	1,329,478

Net Cash Used in Operating Activities	328,927

Cash Flows From Financing Activities
Issuance of stock for acquisitions - net	41,190
Proceeds from sale of stock - net
Proceeds from long term debt	573,659
Principal payments on long term debt

Net Cash Provided By Financing Activities	614,849

CASH FLOW FROM INVESTING ACTIVITES
Purchase of fixed assets - net	(929,259)

Net Cash Used In Investing Activities	(929,259)

Net change in cash	14,517

Cash and Cash Equivalents (Bank indebtedness) - Beginning of Period	(5,695)

Cash and Cash Equivalents (Bank indebtedness) - End of Period	$8,822

Supplemental disclosure of cash flow information:
Interest paid during the period	-
Taxes paid during the period	-
See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with United States generally accepted accounting principles. Preparing financial statements requiresmanagement to make estimates and assumptions that affect the reported amounts of
assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Information Architects Corporation 2003 Annual Report on
Form 10-KSB. Certain reclassifications have been made for consistent presentation.

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
lawsuit.

Earnings Per Share

Basic earnings(loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the nine months ended September 30, 2004 all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were antidilutive,due to the Company's net losses in those years.
At September 30, 2004 there were no shares of stock issuable that will dilute future earnings per share.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Due from Investor

On April 27, 2004, the Company entered into an agreement with Greentech
Holdings Inc., a private company to obtain financing through the issuance of 2 debentures of 5 million euros each totaling 10 million euros or $11,912,000. The
Company has exercised its option to convert one of the debentures into equity and shall receive funding from this conversion in the third quarter. Greentech
Holdings Inc. is to receive a 20% commission or $1,192,000 .

Common Stock

During the six months ended June 30, 2004 the Company issued 11,250,000 common shares for consulting and other services.

During the six months ended June 30, 2004 the company issued the 10,950,000 shares that were issuable.

In July 2004 the Company issued 2,190 shares common shares were issued in connection with the three-for-one reverese stcok split in 2003.

In August 2004 the Company issued 3,500,000 shares of stock to a Company for a consulting contract.

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

Going Concern

Information Architects Corporation’s ("IA" or "Company") financial statements for the nine months ended September 30, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued
operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries as reported in recent press releases and
8-K filings and has continued to incur losses for the nine months ended September, 30 2005 totaling
$ 2,384,378 These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate profits from the acquisition of the assets from Perceptre LLC and its other subsidiaries,
Information Processing Corporation, ICABS.com, Inc. and International Monetary
Exchange Systems Corporation. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company incurred losses of $ 2,384,378. The greatest part of losses are attributable to management fees and other fees charged by Greentech an affiliated company totaling $1,027,500.

IA had revenues of approximately $407,451 for the nine months ended
September 30, 2004 of which $9,649 came from ICABS.com which was acquired on
March 1, 2004.

Cost of Revenues and Gross Margin

Direct costs relating to the earning of the revenue aforementioned was
$270,720.leaving a gross margin of $136,731 or 33.6 for 2004.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2004 were $ 21,011.

Other Income (Expense)

During the nine months ended September 30, 2004, interest expense was $
21,360 which is from the Information Processing note.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of approximately $78.1 million. Much of these losses stemmed from prior operations that were discontinued.

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