Form 10QSB/A
period 2004-03-31
INFORMATION ARCHITECTS CORP
filed 2005-09-30
CIK 1018336

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

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Balance Sheets As of March 31, 2004
(Unaudited) and December 31, 2003	3

Statements of Operations (Unaudited)
For the Three Months ended March 31, 2004
compared against the three months ended March 31, 2003	5

Statements of Cash Flows (Unaudited)
For the Three Months ended March 31, 2004
compared against the three months ended March 31, 2003	6

Notes to Unaudited Financial Statements	7

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview	9

Results of Operations	10

Financial Condition and Liquidity	12

ITEM 3: CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS	13

ITEM 2: CHANGES IN SECURITIES	13

ITEM 3: DEFAULT UPON SENIOR SECURITIES	13

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS	13

ITEM 5: OTHER INFORMATION	13

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K	13

Signatures	14

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	UNAUDITED	AUDITED

	MARCH 31,	DECEMBER 31,
	2004	2003
ASSETS

CURRENT
Cash	$31,533	$-
Accounts receivable	68,494	55,564

Total Current Assets	100,027	55,564

FIXED ASSETS - AT COST LESS ACCUMULATED DEPRECIATION	315,491	298,887

Total Assets	$415,518	$354,451

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT
Bank indebtedness	$-	$5,695
Accounts payable and accrued charges	2,011,081	1,984,036
Due to Greentech USA, Inc.	414,400	8,500

Total Current Liabilities	2,425,481	1,998,231

NOTE PAYABLE

Total Liabilities	2,425,481	1,998,231

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value $.001,
- issued and outstanding - 75,500(2003 - 75,500)	76	76
Preferred stock, Series B, authorized - 500,000, par value $.001,
- issued and outstanding - 230,350(2003 - 230,350)	230	230
Preferred stock, Series C, authorized - 500,000, par value $.001,
- issued and outstanding - 150,000(2003 - 0)	150
Preferred stock, Series D, authorized - 500,000, par value $.001,
- issued and outstanding - 0(2003 - 0)
Common stock, authorized - 500,000,000, par value $ .001
- issued and outstanding - 33,656,089(2003 - 33,656,089)	33,656	33,656
Common stock issuable - 0 shares(2003 - 10,950,000)	10,950	10,950
Additional paid in capital	74,092,063	74,057,023
Accumulated Deficit	(76,147,088)	(75,745,715)

Total Shareholders' Equity	(2,009,963)	(1,643,780)

Total Liabilities and Shareholders' Equity	$415,518	$354,451

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

	UNAUDITED
	2004	2003

REVENUE	$111,503	$(3,145)

OPERATING EXPENSES
Cost of sales	64,048	4,513
Sales and marketing	5,927	7,714
General and administrative	438,901	120,062
Depreciation and amortization	4,000	4,000

Total Operating Expenses	512,876	136,289

LOSS FROM OPERATIONS	(401,373)	(139,434)

NET LOSS	$(401,373)	$(139,434)

Weighted average common shares outstanding -
Basic and fully diluted	44,606,089	15,308,548

Net loss per share - Basic and fully diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

	UNAUDITED

	2004	2003

Cash Flows From Operating Activities:
Net loss	$(401,373)	(139,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000	4,000
Stock issued for services
Changes in assets and liabilities:
Increase in accounts receivable	(12,930)	(30,055)
Increase in accounts payable	27,045	286,563
Decrease in unearned revenue	-	(13,947)
Increase in payables to affiliates	405,900	-

Net Cash Used in Operating Activities	22,642	107,127

Cash Flows From Financing Activities
Proceeds from sale of stock - net	-	-
Proceeds from long term debt	-	-
Principal payments on long term debt	-	-

Net Cash Provided By Financing Activities	-	-

CASH FLOW FROM INVESTING ACTIVITES
Issuance of stock for acquisitions - net	35,190	215,350
Purchase of fixed assets - net	(20,604)	(259,125)

Net Cash Used In Investing Activities	14,586	(43,775)

Net change in cash	37,228	63,352

Cash and Cash Equivalents (Bank indebtedness) - Beginning of Period	(5,695)	-

Cash and Cash Equivalents (Bank indebtedness) - End of Period	$31,533	63,352

Supplemental disclosure of cash flow information:
Interest paid during the period	-	-
Taxes paid during the period	-	-

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

IA had revenues of approximately $111,503 for the quarter ended March 31,
2004 compared to ($3,145) for the quarter ending March 31, 2003.

Cost of Revenues and Gross Margin

Direct costs relating to the earning of the revenue aforementioned was
$64,048 leaving a gross margin of $47,455 or 42.6% for the quarter ending
March 31, 2004 compared against $4,513 for the quarter ending March 31, 2003.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2004 were
$ 5,927 compared to $7,714 for the quarter ending March 31, 2003.

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

INFORMATION ARCHITECTS CORPORATION
(Registrant)

Date: September 30, 2005   /s/ Roland Breton
                     Roland Breton
                             CEO