Form 10QSB/A
period 2004-06-30
INFORMATION ARCHITECTS CORP
filed 2005-09-30
CIK 1018336

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

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Balance Sheets As of June 30, 2004
(Unaudited) and December 31, 2003 (Audited)..........	3

Statements of Operations (Unaudited)
For the Three and Six Months ended June 30, 2004 compared against the Three and Six months ended June 30, 2003	5

Statements of Cash Flows (Unaudited)
For the Six Months ended June 30, 2004 compared against the six months ended June 30, 2003	6

Notes to Unaudited Financial Statements..........	7

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview...............................................	11

Results of Operations.................................	12

Financial Condition and Liquidity......................	15

ITEM 3: CONTROLS AND PROCEDURES.........................	15

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS...............................	16
ITEM 2: CHANGES IN SECURITIES...........................	16
ITEM 3: DEFAULT UPON SENIOR SECURITIES..................	16
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................	16
ITEM 5: OTHER INFORMATION..............................	16
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...............	16

Signatures...........................................	17

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
	Unaudited	Audited
	JUNE 30,	DECEMBER 31,
	2004	2003
ASSETS

CURRENT
Cash	$34,412	$-
Accounts receivable	73,728	55,564

Total Current Assets	108,140	55,564

FIXED ASSETS - AT COST LESS ACCUMULATED DEPRECIATION	1,230,405	298,887

Total Assets	$1,338,545	$354,451

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT
Bank indebtedness	$-	$5,695
Accounts payable and accrued charges	2,443,473	1,984,036
Due to Greentech USA, Inc.	919,988	8,500

Total Current Liabilities	3,363,461	1,998,231

NOTE PAYABLE	573,659

Total Liabilities	3,937,120	1,998,231

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value $.001,
- issued and outstanding - 75,500(2003 - 75,500)	76	76
- issued and outstanding - 230,350(2003 - 230,350)	230	230
- issued and outstanding - 150,000(2003 - 0)	150
- issued and outstanding - 0(2003 - 0)
Common stock, authorized - 500,000,000, par value $ .001
- issued and outstanding - 55,856,089(2003 - 33,656,089)	55,856	33,656
Common stock issuable - 0 shares(2003 - 10,950,000)	-	10,950
Additional paid in capital	74,643,324	74,057,023
Accumulated Deficit	(77,298,211)	(75,745,715)

Total Shareholders' Equity	(2,598,575)	(1,643,780)

Total Liabilities and Shareholders' Equity	$1,338,545	$354,451

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
	UNAUDITED
	June 30, 2004		June 30, 2003
	THREE-MONTH	SIX-MONTH	THREE-MONTH	SIX-MONTH

REVENUE	$148,142	$259,645	$87,564	$84,419

OPERATING EXPENSES
Cost of sales	108,073	172,121	26,241	30,754
Sales and marketing	3,245	9,172	6,818	14,532
General and administrative	1,173,267	1,612,168	3,299,943	3,420,005
Depreciation and amortization	4,000	8,000	4,000	8,000
-
Total Operating Expenses	1,288,585	1,801,461	3,337,002	3,473,291
-
LOSS FROM OPERATIONS	(1,140,443)	(1,541,816)	(3,249,438)	(3,388,872)

OTHER ITEMS
Interest expense	(10,680)	(10,680)	-	-

Total Other Items	(10,680)	(10,680)	-	-

NET LOSS	$(1,151,123)	$(1,552,496)	$(3,249,438)	$(3,388,872)

Weighted average common shares outstanding -
Basic and fully diluted	50,231,089	47,418,589	25,512,208	29,606,194

Net loss per share - Basic and fully diluted	$(0.02)	$(0.03)	$(0.13)	$(0.11)

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
	UNAUDITED
	2004	2003

Cash Flows From Operating Activities:
Net loss	$(1,552,496)	(3,388,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,000	8,000
Stock issued for services	562,511	2,221,974
Changes in assets and liabilities:
Increase in accounts receivable	(18,164)	(47,389)
Increase in accounts payable	459,437	598,814
Decrease in unearned revenue	-	(13,947)
Increase in payables to affiliates	911,488	-

Net Cash Used in Operating Activities	370,776	(621,420)

Cash Flows From Financing Activities
Proceeds from sale of stock - net	-	792,652
Proceeds from long term debt	573,659	-

Net Cash Provided By Financing Activities	573,659	792,652

CASH FLOW FROM INVESTING ACTIVITES
Issuance of stock for acquisitions - net	35,190	216,100
Purchase of fixed assets - net	(939,518)	(301,206)

Net Cash Used In Investing Activities	(939,518)	(85,106)

Net change in cash	4,917	86,126

Cash and Cash Equivalents (Bank indebtedness) - Beginning of Period	(5,695)	-

Cash and Cash Equivalents (Bank indebtedness) - End of Period	$(778)	86,126

Supplemental disclosure of cash flow information:
Interest paid during the period	-	-
Taxes paid during the period	-	-

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

IA had revenues of approximately $259,645 for the six months ended June 30,
2004 of which $7,536 came from ICABS.com which was acquired on March 1, 2004 compared against $84,419 for the six month ended June 30, 2003.

Cost of Revenues and Gross Margin

Direct costs relating to the earning of the revenue aforementioned was
$172,121 leaving a gross margin of $87,524 or 33.7.% for the six month period ending June 30, 2004 compared against $53,665 for the six month period ending
June 30, 2003.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2004 were $9172 compared against $15,099 for the six month ended June 30, 2003.

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

INFORMATION ARCHITECTS CORPORATION

Date: September 30, 2005	By:	/s/ Roland Breton
Roland Breton
CEO