Form 10QSB/A
period 2004-09-30
INFORMATION ARCHITECTS CORP
filed 2005-09-30
CIK 1018336

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

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Consolidated Balance Sheets As of September 30, 2004
(Unaudited) and December 31, 2003 Audited......................	3
Consolidated Statements of Operations (Unaudited)
For the three and Nine Months ended September 30, 2004 compared against the three and nine months ended September 30, 2003	4
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months ended September 30, 2004 compared against the nine months ended September 30, 2003	5
Notes to Unaudited Consolidated Financial Statements...	6
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview................................................	10
Results of Operations..................................	11
Financial Condition and Liquidity......................	11
ITEM 3: CONTROLS AND PROCEDURES.........................	13

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS..............................	13
ITEM 2: CHANGES IN SECURITIES...........................	13
ITEM 3: DEFAULT UPON SENIOR SECURITIES..................	13
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5: OTHER INFORMATION................................	13
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.................	13
Signatures..............................................	14

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
	UNAUDITED	AUDITED
	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
ASSETS

CURRENT
Cash	$8,822	$-
Accounts receivable	90,976	55,564

Total Current Assets	99,798	55,564

FIXED ASSETS - AT COST LESS ACCUMULATED DEPRECIATION	1,216,146	298,887

Total Assets	$1,315,944	$354,451

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT
Bank indebtedness	$-	$5,695
Accounts payable and accrued charges	2,653,760	1,984,036
Due to Tri Holdings, Inc.
Due to Shareholder	15,000	-
Due to Greentech USA, Inc.	1,322,978	8,500

Total Current Liabilities	3,991,738	1,998,231

NOTE PAYABLE	573,659

Total Liabilities	4,565,397	1,998,231

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value $.001,
- issued and outstanding - 75,500(2003 - 75,500)	76	76
Preferred stock, Series B, authorized - 500,000, par value $.001,
- issued and outstanding - 230,350(2003 - 230,350)	230	230
Preferred stock, Series C, authorized - 500,000, par value $.001,
- issued and outstanding - 150,000(2003 - 0)	150
Preferred stock, Series D, authorized - 500,000, par value $.001,
- issued and outstanding - 60,000(2003 - 0)	60
Common stock, authorized - 500,000,000, par value $ .001
- issued and outstanding - 59,358,279(2003 - 33,656,089)	59,356	33,656
Common stock issuable - 0 shares(2003 - 10,950,000)	-	10,950
Additional paid in capital	74,820,768	74,057,023
Accumulated Deficit	(78,130,093)	(75,745,715)

Total Shareholders' Equity	(3,249,453)	(1,643,780)

Total Liabilities and Shareholders' Equity	$1,315,944	$354,451

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
	UNAUDITED
	2004		2003
	THREE-MONTH	NINE-MONTH	THREE-MONTH	NINE-MONTH

REVENUE	$147,806	$407,451	$121,615	$206,034

OPERATING EXPENSES
Cost of sales	98,599	270,720	25,062	55,816
Sales and marketing	11,839	21,011	-	14,532
General and administrative	854,570	2,466,738	1,901,444	5,321,449
Depreciation and amortization	4,000	12,000	4,000	12,000
-
Total Operating Expenses	969,008	2,770,469	1,930,506	5,403,797
-
LOSS FROM OPERATIONS	(821,202)	(2,363,018)	(1,808,891)	(5,197,763)

OTHER ITEMS
Interest expense	(10,680)	(21,360)	0	-

Total Other Items	(10,680)	(21,360)	0	-

NET LOSS	$(831,882)	$(2,384,378)	$(1,808,891)	$(5,197,763)

Weighted average common shares outstanding -
Basic and fully diluted	57,607,184	56,439,787	51,599,284	36,937,224

Net loss per share - Basic and fully diluted	$(0.01)	$(0.04)	$(0.04)	$(0.14)

See accompanying notes to financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

	UNAUDITED
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(2,384,378)	$(5,197,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,000	12,000
Stock issued for services	737,515	3,846,974
Changes in assets and liabilities:
Increase in accounts receivable	(35,412)	(43,706)
Increase in accounts payable	669,724	615,486
Decrease in unearned revenue	-	(13,947)
Increase in payables to affiliates	1,329,478	-

Net Cash Used in Operating Activities	328,927	(780,956)

Cash Flows From Financing Activities
Proceeds from sale of stock - net	-	866,611
Proceeds from long term debt	573,659	-

Net Cash Provided By Financing Activities	573,659	866,611

CASH FLOW FROM INVESTING ACTIVITES
Issuance of stock for acquisitions - net	41,190	225,350
Purchase of fixed assets - net	(929,259)	(303,239)

Net Cash Used In Investing Activities	(888,069)	(77,889)

Net change in cash	14,517	7,766

Cash and Cash Equivalents (Bank indebtedness) - Beginning of Period	(5,695)	-

Cash and Cash Equivalents (Bank indebtedness) - End of Period	$8,822	$7,766

Supplemental disclosure of cash flow information:
Interest paid during the period	-	-
Taxes paid during the period	-	-

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

IA had revenues of approximately $407,451 for the nine months ended
September 30, 2004 of which $9,649 came from ICABS.com which was acquired on
March 1, 2004 compared against $206,034 for the six months ended September 30, 2003

Cost of Revenues and Gross Margin

Direct costs relating to the earning of the revenue aforementioned was
$270,720.leaving a gross margin of $136,731 or 33.6 for 2004 for the nine months ended
September 30, 2004 compared against $150,218 for the nine months ended September 30, 2003..

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2004 were $ 21,011 compared against $14,532 for the nine months ended September 30, 2003.

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

INFORMATION ARCHITECTS CORPORATION

Date: September 30th, 2005	By:	/s/ Roland Breton
Roland Breton
CEO