Form 10QSB
period 2005-09-30
INFORMATION ARCHITECTS CORP
filed 2005-11-14
CIK 1018336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes [ ] No [ ]

As of September 30, 2005 there were 726,280,719 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format(Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Consolidated Balance Sheets As of September 30, 2005
(Unaudited) and December 31, 2004 Audited	3
Consolidated Statements of Operations (Unaudited)
For the three and Nine Months ended September 30, 2005 compared against the three and nine months ended September 30, 2004	4
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months ended September 30, 2005 compared against the nine months ended September 30, 2004	5
Notes to Unaudited Consolidated Financial Statements	6
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview	8
Results of Operations	9
Financial Condition and Liquidity	10
ITEM 3: CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS	13
ITEM 2: CHANGES IN SECURITIES	13
ITEM 3: DEFAULT UPON SENIOR SECURITIES	13
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5: OTHER INFORMATION	13
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K	13
Signatures	14

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005
(UNAUDITED) AND DECEMBER 31, 2004 AUDITED

	September 30,	December 31,
	2005	2004

ASSETS

CURRENT
Accounts receivable	$31,606	$60,717

Total Current Assets	31,606	60,717

FIXED ASSETS - AT COST
Office equipment and operations center	154,251	493,677
Software	340,881	330,936
Patents, licenses and lease rights	1,593,426	556,000

Total fixed assets	2,088,558	1,380,613
Less: Accumulated depreciation and amortization	(117,065)	(73,665)

Net Fixed Assets	1,971,493	1,306,948

Total Assets	$2,003,099	$1,367,665

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT
Bank indebtedness	$3,462	$5,395
Accounts payable and accrued charges	3,060,443	2,803,774
Due to Tri Holdings, Inc.	-	30,000
Due to Shareholder	57,500	42,500
Due to Greentech USA, Inc.	1,578,949	1,625,434

Total Current Liabilities	4,700,354	4,507,103

NOTE PAYABLE	603,159	573,659

Total Liabilities	5,303,513	5,080,762

SHAREHOLDERS' EQUITY
Preferred stock, authorized - 1,000,000, par value $.001,
- issued and outstanding - 75,500	76	76
Preferred stock, Series B, authorized - 500,000, par value $.001,
- issued and outstanding - 230,350	230	230
Preferred stock, Series C, authorized - 500,000, par value $.001,
- issued and outstanding - 150,000	150	150
Preferred stock, Series D, authorized - 500,000, par value $.001,
- issued and outstanding - 60,000	60	60
Preferred stock, Series F, authorized - 500,000,000 par value $.001,
- issued and outstanding - 48,000,000	48,000	-
Common stock, authorized - 2,000,000,000, par value $ .001
- issued and outstanding - 66,280,719	716,278	66,281
Additional paid in capital	75,194,238	75,159,249
Accumulated Deficit	(79,259,446)	(78,939,143)

Total Shareholders' Equity	(3,300,414)	(3,713,097)

Total Liabilities and Shareholders' Equity	$2,003,099	$1,367,665

See accompanying notes to financial statements.

    For the three and Nine Months ended September 30, 2005 compared against the three and nine months ended September 30, 2004

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

	UNAUDITED
	2005		2004
	THREE-MONTH	NINE-MONTH	THREE-MONTH	NINE-MONTH

REVENUE	$122,869	$462,616	$147,806	$407,451

OPERATING EXPENSES
Cost of sales	42,721	196,916	98,599	270,720
Sales and marketing	-	-	11,839	21,011
General and administrative	137,358	519,823	854,570	2,466,738
Depreciation and amortization	-	43,400	4,000	12,000

Total Operating Expenses	180,079	760,139	969,008	5,403,797

LOSS FROM OPERATIONS	(57,210)	(297,523)	(821,202)	(2,363,018)

OTHER ITEMS
Interest expense	(11,440)	(34,120)	(10,680)	(21,360)

Total Other Items	(11,440)	(34,120)	(10,680)	(21,360)

NET LOSS	$(68,650)	$(331,643)	$(831,882)	$(2,384,378)

Weighted average common shares outstanding -
Basic and fully diluted	99,999,999	99,999,999	57,607,184	56,439,787

Net loss per share - Basic and fully diluted	$(0.0007)	$(0.0034)	$(0.0145)	$(0.0422)

See accompanying notes to financial statements.

    For the Nine Months ended September 30, 2005 compared against the nine months ended September 30, 2004

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

	UNAUDITED
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(331,643)	$(2,384,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,400	12,000
Stock issued for services	-	737,515
Stock issued for Acquisition	698,000
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	29,111	(35,412)
Increase in accounts payable	256,062	669,724
Increase in amount due to shareholder	15,000
Increase (Decrease) in payables to affiliates	(31,485)	1,329,478

Net Cash Used in Operating Activities	678,445	328,927

Cash Flows From Financing Activities
Proceeds from sale of stock - net	-	-
Proceeds from long term debt	29,500	573,659

Net Cash Provided By Financing Activities	29,500	573,659

CASH FLOW FROM INVESTING ACTIVITES
Issuance of stock for acquisitions - net	-	41,190
Purchase of fixed assets - net	(707,945)	(929,259)

Net Cash Used In Investing Activities	(707,945)	(888,069)

Net change in cash	-	14,517

Cash and Cash Equivalents (Bank indebtedness) - Beginning of Period	-	(5,695)

Cash and Cash Equivalents (Bank indebtedness) - End of Period	-	$8,822

Supplemental disclosure of cash flow information:
Interest paid during the period	-	-
Taxes paid during the period	-	-

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

Commitments and Contingencies

Legal Matters

On October 25, 2005 Administrative Law Judge for the SEC Carol Fox Foelak released an Initial Decision. This dismisses the proceeding against Information Architects Corporation (Information Architects). The charges concerned irregularities in the required periodic reports filed during 2004 by Information Architects.

The Securities and Exchange Commission (Commission) initiated this proceeding on February 11, 2005, with an Order Instituting Proceedings (OIP), pursuant to Section 12(j) of the Securities Exchange Act of 1934 (Exchange Act).

Earnings Per Share

Basic earnings(loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the nine months ended September 30, 2005 all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were antidilutive,due to the Company's net losses in those years. At September 30, 2005 there were no shares of stock issuable that will dilute future earnings per share.

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

Going Concern

Information Architects Corporation's ("IA" or "Company") financial statements for the nine months ended September 30, 2005 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries as reported in recent press releases and 8-K filings and has continued to incur losses for the nine months ended September, 30 2005 totaling $331,643 These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate profits from the acquisition of the assets from Perceptre LLC and its other subsidiaries, Information Processing Corporation, ICABS.com, Inc. and International Monetary Exchange Systems Corporation. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the quarter ending September 30, 2005 the Company’s revenues are derived from its Employment Screening and Background Investigations software application.

The Company has entered into an asset acquisition agreement in an all stock transaction where AIT Wireless, Incorporated would acquire the Company’s interest in the oil lease assets.

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

The Company and Greentech have agreed to perform an investigation audit of work to determine exactly the services provided by Greentech. The Company believes the amount owed to Greentech will be reduced.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

        The Company incurred losses for the nine months ended September 30, 2005 of $331,643.

        IA had revenues of approximately $462,616for the nine months ended September 30, 2005 .

Cost of Revenues and Gross Margin

        Direct costs relating to the earning of the revenue aforementioned was $196,916 leaving a gross margin of 265,700 or 57%.

Other Income (Expense)

        During the nine months ended September 30, 2005, interest expense was $34,120.

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

General and Administrative

                General and administrative expenses were $226,894$519,823 in nine months ended September 30, 2005 .

Depreciation and Amortization

                Depreciation and amortization expenses were $21,700$43,400 in nine months ended September 30, 2005 .

Other Items

We had no interest income in the nine months ended September 30, 2005 , due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for nine months ended September 30, 2005 or 2004.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

                Since inception, we had an aggregate net loss of $79.02 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

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

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL

                Since inception, we had an aggregate net loss of $79.02 million. In order to continue operations throughout 2005, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuances of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS

On October 25, 2005 Administrative Law Judge for the SEC Carol Fox Foelak released an Initial Decision. This dismisses the proceeding against Information Architects Corporation (Information Architects). The charges concerned irregularities in the required periodic reports filed during 2004 by Information Architects.

The Securities and Exchange Commission (Commission) initiated this proceeding on February 11, 2005, with an Order Instituting Proceedings (OIP), pursuant to Section 12(j) of the Securities Exchange Act of 1934 (Exchange Act).

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

INFORMATION ARCHITECTS CORPORATION

Date: November 14th, 2005	By:	/s/ Roland Breton
Roland Breton
CEO