Form 10KSB
period 2005-12-31
INFORMATION ARCHITECTS CORP
filed 2006-04-17
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER 0-22325

INFORMATION ARCHITECTS CORPORATION

-----------------------------------------------------------

(Name of small business issuer in its charter)

NORTH CAROLINA                         87-0399301

------------------------             ----------------------

(State or other jurisdiction     (I.R.S. EMPLOYER IDENTIFICATION NO.)

of incorporation or organization

1420 NW 23rd Avenue,

Ft. Lauderdale, Florida 33311

-------------------------------------------------------------

(Address of principal executive offices) (Zip Code)

Issuer's telephone number 954-561-7321

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

(Title of class)

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The registrant's revenues for the year ended December 31, 2004 was $561,318.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Information Architects Corporation and Subsidiary (the "Company" or "IA") was a developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions for both corporations and individuals. The Company suspended operations in late 2002.

IA in 2004 continued to enhance its product by staying up-to-date with its customer's needs. We performed additional enhancements to the software, worked to enhance our backroom customer support and services systems and to expand our sales and marketing effort. In order to increase sales as quickly as possible the company's sales focus has been on building partner and affiliate relationships. As of December 31, 2004 we have entered into twenty-three partners and affiliate relationships with companies in the HR and HR associated marketplace as well as companies that focus on marketing various products and services to the business community. We are actively working on training and supporting these entities. We have also entered into several Sales Partner Software Integration Agreements with HR companies looking to integrate their systems directly into IA's. The company maintains a website at www.ia.com

Daystar Telecom, Inc., a Fort Lauderdale based company, which was acquired by IA in 2003, has a product timerace.net that provides automatic call tracking to the legal and accounting vertical. This software solution integrates very well into small to medium professional offices that do not have the critical mass for the expenses normally associated with both sophisticated bill-tracking systems. The system is voice activated and collects billing information, collection of voice data both incoming and outgoing, and collects data from these calls (including cellular phones). Other value added services such as conference recording and transcription production is tied into the back end, and the phone tracking and data capturing can take place from anywhere in the world. The current business model of Daystar is on-hold pending the success of the company's financing activities. In 2004 DayStar Telecom, Inc. was involved in a contractual dispute with one if its vendors. The vendor MemberCall filed suit against DayStar in December 2004. A judgment was awarded to MemberCall and DayStar has filed a Notice of Appeal.

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

The development of the patent goes hand-and-hand with the IPC subsidiary (Information Processing Corporation" discussed below). The ability to test and deploy the patent using the IPC processing center will speed its deployment to the marketplace and give IA the ability to market the patent and services developed from it to various IPC clients and customers.

Acquisition of ICABS.COM, Inc.

In continuing on its strategy of acquisitions that are complimentary to its services, the Company entered into an Acquisition Agreement in March 2004 with ICABS.COM, Inc. ("ICABS" or "iCABS"), a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. In exchange for 100% of the shares of ICABS, the Company issued 100,000 Series C preferred shares. ICABS focuses on payroll, commission and expense programs (PCE) both in the United States and internationally.

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

As of December 31, 2004 ICABS had one employee. It currently shares office space with IA at its' offices in Ft. Lauderdale, FL. The company maintains a website at www.icabs.com.

Acquisition of International Monetary Exchange Systems Corporation (IMES)

Continuing on its strategy of acquisitions that are complimentary to its services, Information Architects entered into an Acquisition Agreement on March 9, 2004 and closed it on April 12, 2004 with IMES - International Monetary Exchange Systems Corporation, a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. In exchange for 100% of the shares of IMES, the Company issued 50,000 Series C preferred shares. The IMES stored value products enhance the Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES we offer the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES' strategy is to develop stored value card programs both here in the US and abroad.

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

Acquisition of FFS Transaction, LLC Assets and Liabilities

On June 8, 2004 Information Processing Corporation, ("IPC") a Nevada Corporation was incorporated and shares were issued to Information Architects Corporation which owns 100% of the shares. On June 3rd, 2004 and Asset Acquisition Agreement was entered into between Information Processing Corporation and FFS Transaction Corp, LLC to acquire the assets and certain liabilities of FFS Transaction Corp, LLC. This company owns certain licenses, which allow it to do credit card processing. The acquisition of these assets further complements its recent acquisitions and defines the additional direction in which the Company is heading.

IPC provides a comprehensive range of automated data processing services for businesses. At their secure facility in Abilene, Texas they house state-of-the-art platforms and software systems for all manner of processing requirements. Their clients' needs range from application service provision, through customer service interfaces, web hosting, direct response handling, all the way to full bank transaction processing.

IPC products and services include: Application Hosting, Application Service, Provider ATM & POS driving, management and monitoring, Automated Clearing House (ACH) Services, Automated Data Processing Services, Bank Transaction Processing, Corporate eBanking, Customer Support (live and virtual), Customized Application Development, Debit & Stored Value Card Processing, Debit & Stored Value Card Account Management, Embossing and Encoding of Prepaid Cards, Hardware & Systems Hosting, Prepaid Services Provision. The current business model of IPC is on-hold pending the success of the company's financing activities. It currently has one employee. The company maintains a website at www.ipcamerica.com.

Acquisition of Thronburg Oil Lease

On June 16, 2005, the Company entered into an asset acquisition agreement with Synergistic Investments and IFGT-SI International Funding Group Trust ("IFGT-SI" a Delaware Trust. IFGT-SI assigned fifty-one and one half percent of the Oil and Gas Lease with James Thronburg in exchange for 650,000,000 shares of Company common stock and 48,000,000 shares of Preferred stock. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of Company, or any associate of such director or officer.

Disposition of Thronburg Oil Lease

On October 14, 2005 Information Architects Corporation, a North Carolina corporation (the "Company") completed the asset acquisition agreement with Petrolium Communication Holdings Inc., formerly known as AIT Wireless (OTC: ATWL). The Company shall assign fifty-one and one half percent of the James Thronburg Oil and Gas Lease (see 8-k filed by Company on June 27, 2005) in exchange for 500,000,000 shares of ATWL common stock and 25,000,000 shares of Preferred stock. The Company has agreed to dividend directly to Company shareholders a portion of the ATWL stock received by Company in this transaction. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of Company, or any associate of such director or officer.

On April 27, 2004, the Company entered into an agreement with Greentech Holdings Inc., (an unrelated private company) to obtain financing through the issuance of 2 debentures of 5 million euros each totaling 10 million euros or $11,912,000. The Company has exercised its option to convert one of the debentures into equity however since the transaction has not been consummated, no amounts are reflected in the accompanying financial statements. Greentech Holdings Inc. is to receive a 20% commission when the transaction is completed. (Just delete section)

OUR HISTORY

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

Management suspended operations in connection with its original Jitzu software in 2002 and after acquiring from Perceptre LLC its software re-commenced operations in June 2003 and thus is able to license this software to governmental and commercial sector customers. IA has hired a sales force to market its unique Preceptor software as reflected in the financial statements of the Company.

The acquisitions of ICABS, IPC, IMES and the remote credit card authentication system patent allows the company to expand into the financial processing business from a wholesale - retail and consultant approach. A primary product is the pre-paid payroll card program to be marketed to companies. The pre-paid payroll program as discussed above adds a synergistic marketing component with the core IA background screening - pre and post employment-screening product. In most cases both products are sold to the Human Resource or Accounting Departments of a company.

SOFTWARE DEVELOPMENT

In keeping with the Company's new direction we have ongoing development to enhance its Perceptre Employment Screening and Background Investigation core product, and as such did incur research and development expenditures in 2004. We capitalized approximately $87,615 and $0 related to the internal development costs associated with Perceptre in 2004 and 2003, respectively.

All new software development is being focused on the deployment of Perceptre Version 2.0. Perceptre Version 2.0 added a host of additional features to the on-line ordering and provisioning system. Development continued into 2004 for a version that allowed small-medium sized business the use of the software and in a "pay-as-you-go" environment. Perceptre Version 2.0 interfaced a shopping cart component and merchant interface that required payment by the customer prior to performing the employment screening. A new user interface is being developed and will be available in 2Q05 as well as a software integration module to be deployed within software systems of companies in the HR space providing other services to employers, looking to add the employment screening services to their customer base.

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

The work production component of the system allows for the completion of credit reports and Social Security searches via Experian using Netconnect. In addition work is queued to the more than three thousand counties as well as IA's proprietary call center management system, including several QA components to insure accurate data disclosure to the employers. The servers that host the system are located in Albuquerque New Mexico at a hardened facility called Bigbyte. Bigbyte provides redundant power, Internet connectivity, 24-hour security, as well as biometric entry systems. The system is an N-Tier environment to facilitate scalability to several thousand transactions per minute. Security of personal data is priority and is accomplished by several firewalls as well as additional monitoring systems to recognize any system trying to access that contains a virus. The last completed Cybertrust on site audit required no changes to existing technical operations to meet requirements. In addition the system has undergone the Department of Justice IT security guidelines.

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

EMPLOYEES

As of December 31, 2005 there were six employees. -Roland Breton CEO, William Overhulser - COO, three employees in Lutz (Tampa FL) operations and one sales employee.

The Board of Directors of IA accepted the resignation of Michael Clark as President effective April 5, 2005. Mr. William Overhulser was been appointed Interim Chief Executive Officer. Subsequently Roland Breton was appointed Interim CEO on August 30, 2005

ITEM 2. DESCRIPTION OF PROPERTY

Presently, the Company corporate office is located at 1420 NW 23rd Avenue, Ft. Lauderdale, Florida 33311. New address

The Company closed its office in Lutz, Florida

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

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In February 2005, the U.S. Securities and Exchange Commission ("SEC") ordered that trading of the Company's common stock be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the common stock of IA be revoked permanently. The Company has entered into negotiations with the SEC and has reached a preliminary written agreement regarding settlement of the Order Instituting Administrative Proceedings that will require that the Company file this amendment to its 2003 Form 10-KSB and will timely file all other reports required so that the administrative proceeding will be dismissed. The proceeding was initiated by the SEC in relation to previous public filings, which were not authorized by the Company's auditing firms. The Company currently believes that these matters can be settled and will not have a material adverse impact on the Company's financial position or its results of operations. Delete this item case haze been dismissed

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Increase of authorized stock for lease transaction not needed

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol "IACH".

For Year Ended December 31, 2004     High             Low

- ---------------------------- ---------------- -----------------

1st Quarter Ended March 31, 2004     $ 0.66          $ 0.05

2nd Quarter Ended June 30, 2004      $ 0.74          $ 0.17

3rd Quarter Ended September 30, 2004 $ 0.34          $ 0.12

4th Quarter Ended December 31, 2004  $ 0.20          $ 0.05

BENEFICIAL HOLDERS

As of April 14, 2005, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

DIVIDENDS

We have not paid any cash dividends since our inception. By reason of our present financial status and contemplated future financial requirements, we do not anticipate paying any cash dividends in the foreseeable future. Dividend of ATWL stock. Make decision

RECENT ISSUANCES OF UNREGISTERED SECURITIES

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

We relied upon the exemption provided under section 4(2) for these issuances, which was available because:

- None of these issuances involved underwriters, underwriting

  Discounts or commissions.

- Restrictive legends are placed on all certificates issued.

- The distribution did not involve general solicitation or

  Advertising.

- The distributions were made only to insiders, accredited

  investors or investors who were sophisticated enough to

  evaluate the risks of the investment. All sophisticated

  investors were given access to all information about our

  business and the opportunity to ask questions and receive

  answers about our business from our management prior to

  making any investment decision.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has a stock option plan to benefit salaried employees. Under this plan (as amended), the Company may issue stock and/or stock options, to a maximum of 10 percent of the authorized shares, through the year 2005. The options become exercisable at various periods of time from thirty days to two years from the date of grant. Options currently expire no later than 10 years from the grant date. On January 25, 2002, the Company' shareholders voted to

Approve an amendment to the stock option plan to increase the number of shares of common stock that may be issued under the plan from 800,000 to 4,000,000 shares after giving effect to the one-for-five reverse split. This amendment was effective February 1, 2002. The plan has not been amended for the most recent one-for-three reverse stock split.

The Company has an employee stock purchase plan to provide eligible employees with the opportunity to purchase shares of its common stock through payroll deductions. Participants of the plan purchase shares of the Company's common stock at six-month intervals at 85 percent of the lower of the fair market value on the first or last day of each six-month period. The fair market value of shares that may be purchased by any participant during any calendar year may not exceed $25,000. On January 25, 2002, the Company's shareholders voted to approve an amendment to the employee stock purchase plan to increase

The number of shares available for purchase under such plan from 40,000 to 200,000 shares after giving effect to the one-for-five reverse split in January 2002. The plan has not been amended for the most recent one-for-three reverse stock split. Of the 200,000 shares authorized to be issued under the Purchase Plan, 191,625 shares remained available for issuance as of December 31, 2004. During 2005 and 2004 employees purchased -0- and -0- shares for approximately $0.00 and $0.00, respectively.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Prior to December 2002, Information Architects Corporation and Subsidiary ("IA" or the "Company") provided dynamic content delivery and interchange infrastructure solutions for business based on our core product, Jitzu. In December 2002 the Company suspended operations in connection with the sale and distribution of its core product. In June 2003 the company re-commenced operations. In 2004 the Company's revenues are derived from its Employment Screening and Background Investigations software application.

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

Other Disclosures for Shareholders' Benefit

In addition the Company engaged one of Greentech's subsidiaries, Digi eSolutions, to review the Company's operations, marketing strategies, internet presence and to assist the Company with its SEC filings and press releases and other related services, including the payment of all costs associated with this review. For these services Digi eSolutions was paid $350,000 worth of IA's common stock that was registered on a form S-8, which was done in April of 2004.

OIL LEASE

RESULTS OF OPERATIONS

The Company re-commenced operations in June 2003 when it purchased the assets of Perceptre LLC. after a suspension of operations in late 2002. For the fiscal year ended December 31, 2005 the Company incurred a loss of $3,193,428 compared to a loss of $3,193,428 for the year ended December 31, 2003.

The following financial discussion related to our operations.

IA had revenues of $561,318 in 2005 compared to $561,318 in 2004

IA was affected by the economic weakness as generally seen throughout the technology industry, which caused the Company to take this new direction.

Cost of Revenues and Gross Margin

IA reported 2005 cost of revenues of approximately $352,392 compared to $352,392 in 2004. Cost of revenues in 2003 relates to support services required in connection with services provided by the Company to its customers.

Sales and Marketing

Sales and marketing expenses were approximately $16,152 in 2005 as compared to $ 16,152 in 2004.

Research and Development

There was $87,615 in research and development expenses in 2005 as compared to $87,615 in 2004.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time. Need to decide

General and Administrative

General and administrative expenses were approximately $3,291,285 in 2005 compared to $3,291,285 in 2004. Included in general and administrative expenses approximately $1,083,622 represents consulting and management fees incurred and paid for with common stock of the Company. In 2003 this number was $4,394,474.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $56,407 in 2005 as compared to $56,407in 2004.

Other Items

We had no interest income in 2005 as compared to none 2004; due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for 2004 or 2003.

Other

During 2005 and 2004, we issued common stock to raise cash, to convert debt to equity, to pay for services and to acquire assets. We also use stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice.

We may continue to invest in introducing new concepts into the Internet marketplace as we go forward. These investments have up front costs with delayed revenue, if any, and could impact both the timing of our revenue and our net income or loss. These investments may also cause volatility in our quarter-to-quarter results.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of $78.9 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital is the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

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

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE

AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL

Since inception, we had an aggregate net loss of $78.9 million. In order to continue operations throughout 2005, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital is the issuance of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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

While our customers and we may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

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

ITEM 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Information Architects Corporation and Subsidiaries

Ft. Lauderdale, Florida

We have audited the consolidated balance sheets of Information Architects Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, stockholders deficit, and other conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

April 11, 2005

Denver, Colorado

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2004 AND 2003

		2,004		2003
ASSETS				
CURRENT				
Accounts receivable	$	60,717	$	55,564
Total Current Assets		60,717		55,564
FIXED ASSETS - AT COST				
Office equipment and operations center		493,677		100,795
Software		330,936		215,350
Patents and licenses		556,000		-
Total fixed assets		1,380,613		316,145
Less: Accumulated depreciation and amortization		(73,665)		(17,258)
Net Fixed Assets		1,306,948		298,887
Total Assets	$	1,367,665	$	354,451

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Information Architects Corporation and Subsidiary (the "Company" or "IA"), a North Carolina corporation, was formerly a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. Due to the Company's inability to achieve profitable operations and the lack of capital to continue to develop its product line and sales staff, the Company suspended its operations in December 2002 and wrote off all its assets. In 2003, the Company acquired the software of Perceptre, LLC ("perceptre"), Accurate Research Solutions, Inc. ("ARS") and Daystar Telecom, Inc. (Daystar") as outlined below and commenced providing services using the perceptre software. In 2004, the Company acquired ICABS.COM, Inc., International Monetary Exchange Systems Corporation, and formed Information Processing Corporation, and purchased a patent which transactions are more fully described below. OIL LEASE

Purchase Of Perceptre Software

On June 16, 2003, the Company closed an Asset Purchase Agreement whereby IA acquired that certain computer software program and database commonly referred to as "perceptre" from Perceptre LLC, a New Mexico limited liability company for 215,350 shares of IA Series B preferred stock. The software was valued at $215,350 in 2003.

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

OIL LEASE

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

Acquisition Of Accurate Research Solutions, Inc.

In 2003, the Company acquired 100% of the stock of Accurate Research Solutions, Inc. ("ARS") for 285,715 common shares, valued at $9,250 in the 2003 financial statements. The business of ARS is providing pre-employment and post-employment screening and background investigations to various businesses. ARS is a client of Perceptre, LLC and uses the perceptre software system to manage its business.

With the acquisition of the Perceptre software and the acquisition of ARS IA's mission is to allow companies and government agencies of all sizes and their HR - Risk Management or Loss Prevention Staff to easily and efficiently perform pre-employment screening on all new applicants and to perform routine background investigations on their current employment base through the most efficient user interface the industry can provide.

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

Each share of Series D Preferred shall be converted automatically into 10 shares of fully paid and non-assessable shares of common stock (the "Conversion Rate") without any further action by the holders of such shares. The holder of each share of Series D Preferred shall have the right to 10 votes for each share of preferred stock on the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such votes to be counted together with all other shares of capital stock of the Corporation having general voting power and not counted separately as a class. Except as otherwise required by law or as set forth in the Articles of Incorporation, the holders of Series D Preferred shall not vote separately as a class. Holders of Series D Preferred shall be entitled to notice of any shareholders' meeting in accordance with the Bylaws of the Corporation.

Acquisition of ICABS.COM, Inc.

The Company entered into an Acquisition Agreement in March 2004 with ICABS.COM, Inc. ("ICABS" or "iCABS"), a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. In exchange for 100% of the shares of ICABS, the Company issued 100,000 Series C preferred shares (valued at $16,990 in the accompanying financial statements). ICABS focuses on payroll, commission and expense programs (PCE) both in the United States and internationally. As of December 31, 2004 ICABS had one employee. It currently shares office space with IA at its' offices in Ft. Lauderdale, FL. The purchase method of accounting was used for this transaction.

Each share of Series C Preferred shall be converted automatically into 10 shares of fully paid and non-assessable shares of common stock (the "Conversion Rate") without any further action by the holders of such shares. The holder of each share of Series C Preferred shall have the right to 10 votes for each share of preferred stock on the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, such votes to be counted together with all other shares of capital stock of the Corporation having general voting power and not counted separately as a class. Except as otherwise required by law or as set forth in the Articles of Incorporation, the holders of Series C Preferred shall not vote separately as a class. Holders of Series C Preferred shall be entitled to notice of any shareholders' meeting in accordance with the Bylaws of the Corporation.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(continued)

Acquisition of International Monetary Exchange Systems Corporation (IMES)

Information Architects entered into an Acquisition Agreement on March 9, 2004 and closed in on April 12, 2004 with IMES - International Monetary Exchange Systems Corporation, a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. In exchange for 100% of the shares of IMES, the Company issued 50,000 Series C preferred shares (valued at $17,499 in the accompanying financial statements). The IMES stored value products enhance the Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES we offer the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES strategy is to develop stored value card programs both here in the US and abroad. The purchase method of accounting was used for this transaction. A consultant to the Company was a majority shareholder of IMES.

Formation of IPC and acquisition of FFS Transaction, LLC Assets and Liabilities

In June 2004, the Company formed Information Processing Corporation, ("IPC") (a Nevada Corporation) and 100% of shares were issued to Information Architects Corporation. On June 3rd, 2004 and Asset Acquisition Agreement was entered into between Information Processing Corporation and FFS Transaction Corp, LLC to acquire the assets and certain liabilities of FFS Transaction Corp, LLC. This company owned certain licenses, which allowed it to do credit card processing.

Acquisition of Thronburg Oil Lease

On June 16, 2005, the Company entered into an asset acquisition agreement with Synergistic Investments and IFGT-SI International Funding Group Trust ("IFGT-SI" a Delaware Trust. IFGT-SI assigned fifty-one and one half percent of the Oil and Gas Lease with James Thronburg in exchange for 650,000,000 shares of Company common stock and 48,000,000 shares of Preferred stock. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of Company, or any associate of such director or officer.

Disposition of Thronburg Oil Lease

On October 14, 2005 Information Architects Corporation, a North Carolina corporation (the "Company") completed the asset acquisition agreement with Petrolium Communication Holdings Inc., formerly known as AIT Wireless (OTC: ATWL). The Company shall assign fifty-one and one half percent of the James Thronburg Oil and Gas Lease (see 8-k filed by Company on June 27, 2005) in exchange for 500,000,000 shares of ATWL common stock and 25,000,000 shares of Preferred stock. The Company has agreed to dividend directly to Company shareholders a portion of the ATWL stock received by Company in this transaction. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of Company, or any associate of such director or officer.

Segment Information

The Company operates one business segment, which is the licensing to governmental and commercial sector customers of its on-line, pre-employment screening and background investigation software ordering system.

Going Concern

The Company's financial statements for the years ended December 31, 2005 and 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company through its acquisitions has been operating since June 2003 and has incurred losses of $3,193,428 in the year ended December 31, 2005 and $3,193,428 in the year ended December 31, 2004 and has accumulated losses of $78,939,143 to December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate sufficient future revenue from the acquisition of the perceptre software and the other recent acquisitions and/or acquire other existing businesses that are able to generate profits. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(continued)

Basis of Presentation and Consolidation

The Company's consolidated financial statements include the accounts of Information Architects Corporation and its wholly owned inactive United Kingdom subsidiary, Alydaar International, Limited ("International") and its wholly owned subsidiaries, Accurate Research Solutions, Inc., Daystar Telecom, Inc., ICABS.COM, Inc., International Monetary Exchange Systems Corporation, and Information Processing Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

For the years ended December 31, 2005 and 2004, computers, office equipment, and the operations center (acquired by IPC) are being depreciated over 5 years using the straight-line method. Software, patents, and licenses are being amortized on a straight-line basis over 15 years which is the estimated useful life of these assets. Management will analyze the basis of depreciating this software on an annual basis to determine if the asset value is impaired beyond the annual

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(continued)

Property and Equipment (Continued)

depreciation rate and will adjust the annual rate accordingly in conjunction with recent accounting pronouncements.

For the years ended December 31, 2005 and 2004 depreciation and amortization expense amounted to $56,407 and $56,407, respectively.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income (loss) is composed of foreign currency translation adjustments which were adjusted in 2002.

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

Net Loss Per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the period ended December 31, 2004 and 2003, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses in those years. At December 31, 2004 there were options and warrants outstanding to purchase 9,753,905 common shares which may dilute future earnings per share.

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

statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No.149 is not expected to have a material impact on the Company's financial position and results of operations.

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No.150"). The provisions of SFAS No.150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No.46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No.46R replaces FASB Interpretation No.46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1,2004, the Interpretation is applied beginning on January 1,2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any interest in any VIE.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Eased Payment", which amends FASB Statement No.123 and will be effective for public companies for interim or annual periods beginning after June 15,2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

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

DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(continued)

Recent Accounting Pronouncements Issued, Not Adopted (Continued)

Paragraph 5 of ARB No.43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SF AS No.151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15,2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SF AS No.151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29. The guidance in APE Opinion No.29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No.153 is not expected to have a material impact on the Company's financial position and results of operations.

NOTE 2 - COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In 2005, the SEC ordered that trading of the Company's securities be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the securities of IA be revoked permanently. The Company has entered into negotiations with the SEC and has reached a preliminary agreement regarding settlement which will require that the Company file its 2003 Form 10-KSB/A and will timely file all other reports required so that the administrative proceeding will be dismissed. The proceeding was initiated by the SEC in relation to previous public filings which were not authorized by the audit firms. The Company currently believes that these matters can be settled and will not have a material adverse impact on the Company's financial position or its results of operations. Need to delete case dismissed

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

Accrued expenses at December 31, 2004 and 2003 include $1,236,934 due to two law firms which were recorded in 2002 and are in dispute. The expenses relate to legal work on the GEM Technologies case, which case was settled in 2002.

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT)

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT) (continued)

Stock Option Plan (continued)

                                                   Weighted     Average

                                                                Exercise

Outstanding December 31, 2002                         8,957     $86.25

Canceled and expired                                 (6,824)     86.25

Granted                                           9,000,000        .97

                                                    -------------------

Outstanding - December 31, 2003                   9,002,133      $ .99

Canceled and expired                                 (2,133)     86.25

                                                    -------------------

Outstanding - December 31, 2003                   9,000,000      $ .97

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

Common Stock Warrants

A summary of warrants issued to employees and non-employees and changes during 2004 and 2003 is presented below (there were no warrants issued in 2004 and 2003):

                            Number of Shares     Weighted Average

                                                  Exercise Price

                            -----------------   ------------------

Outstanding December 31,

    2002                         763,471             $ 2.82

Canceled and expired                (370)            118.20

                            -----------------   ---------------

Outstanding December 31,

    2003                         763,101              $2.74

Canceled and expired              (9,196)             30.02

                            -----------------   ---------------

Outstanding December 31,

    2004                         753,905              $2.69

                            =================   ===============

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

Common Stock Warrants (continued)

The following table summarizes information about warrants outstanding at December 31, 2004:

                                Outstanding and Exercisable Warrants

                            -----------------------------------------------

                                                      Weighted

                                        Remaining      Average

            Range of     Number of     Contractual     Exercise

         Exercise Price    Shares         Life          Price

         -------------- -------------- -------------- --------------

            $ 0.60         583,333         2.62         $ 0.60

              1.23          33,333         2.56           1.23

              1.14          14,000         2.52           1.14

              2.73          50,000         2.38           2.73

              2.73          23,333         2.15           2.73

             19.95           4,667         1.62          19.95

             29.31          45,239          ..44          29.31

                        --------------              ==============

                           753,905                      $ 2.69

                        ==============              ==============

Preferred Stock Warrants

As of December 31, 2004 and 2003, the Company had 16,572 preferred stock warrants outstanding. These warrants allow the holder to purchase preferred stock from the Company at $70 per share. There were no warrants exercised in 2004 or 2003. The warrants expire in 2005.

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

NOTE 4 - INCOME TAXES

There was no income tax expense for the year ended December 31, 2003 due to the Company's net losses.

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

                Year Ended December 31,

                          2004

                      ------------

Net operating loss

    carryforward     $ 27,200,000

Valuation

    allowance         (27,200,000)

                      ------------

Net deferred tax

    assets           $     -

                      ============

As of December 31, 2004, the Company had net operating loss carry forwards ("NOLs") of approximately $68,000,000 available through December 31, 2023 to offset future taxable income. However, under Section 382 of the Internal Revenue Code, a greater than 50 percent change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. Accordingly, future utilization of the NOLs may be limited.

NOTE 5 - OFFICE SPACE LEASE

The Company occupies its office space in Lutz, Florida under the terms of a three-year lease dated January 31, 2002 which commenced February 1, 2002. Future minimum lease payments are $1,741 in 2005.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 6 - RELATED PARTY TRANSACTIONS

In 2003, 5,000,000 shares of issuable common shares were issued to Lewco Corporation. A key officer of Lewco Corporation is an immediate family member of a consultant affiliated with the Company.

The Company entered into a consulting agreement and a management agreement with Greentech USA Inc. As a result of Greentech's acquisition of Perceptre, LLC, Greentech owns the Series B preferred shares which were issued to purchase the perceptre software, these shares are convertible into 21,535,000 common shares of IA. The consulting agreement dated October 29, 2003 covers fees associated with graphics, printing, internet services, product marketing, advertising, corporate filings and legal fees as well as other specific duties and was for a three-month term, which was renewed for an additional three-month term. The Company was obligated to pay $350,000 in free trading stock the precise number of shares to be calculated according to a formula in the contract (the shares for the first quarter were issuable at December 31, 2003 and were issued in 2004). A total of two quarters were paid by the issuance of common stock. The management agreement dated November 19, 2003 engaged Greentech to assist the Company in its day-to-day operations including but not limited to bookkeeping services, coordination with external auditors, senior management services, management of all IT functions, and supervision of sales, marketing, and public relations. The Company is obligated to pay $35,000 per month for these services and was for an initial three-month term and renewed through July 2004, subsequently the agreement was continued at a rate of $85,000 per month through 2004. In addition, amounts due Greentech were $1,625,434 and $8,500 at December 31, 2004 and 2003, respectively.

The acquisition of IMES involved a shareholder of IMES who is also a consultant to the Company. In addition, the consultant was paid 3,500,000 common shares during 2004 for consulting services. Another company owned by the consultant loaned $30,000 to the Company in 2004.

A shareholder of the Company advanced $42,500 in 2004.

NOTE 7 -NOTE PAYABLE

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 8 - SUBSEQUENT EVENTS

Legal Proceedings

In 2005, the SEC ordered that trading of the Company's securities be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the securities of IA be revoked permanently. The Company has entered into negotiations with the SEC and has reached a preliminary agreement regarding settlement which will require that the Company file its 2003 Form 10-KSB/A and will timely file all other reports required so that the administrative proceeding will be dismissed. The proceeding was initiated by the SEC in relation to previous public filings which were not authorized by the audit firms. The Company currently believes that these matters can be settled and will not have a material adverse impact on the Company's financial position or its results of operations.

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

IA previously received notice from its former independent auditors - Russell & Atkins, PLC, that reflects that it is their position that their audit of IA's financial statements for the year ended December 31, 2003 was not completed by their firm and as a result, IA had no consent to file an audit report or related financial statements as audited financial statements, as a part of IA's Form 10-KSB and Forms 10-KSB/A for the year ended December 31, 2003.

By letter dated October 19, 2004, IA received written notice from Russell & Atkins, PLC, independent auditors, advising IA that their firm did not complete an audit of our financial statements for the year ended December 31, 2003, nor did that firm consent to the inclusion of an audit report or any related financial statements with any reports filed with the Commission as required by the Securities Exchange Act of 1934. The notice given to IA by Russell & Atkins, PLC discloses that they were never engaged to perform an audit, which is inconsistent with IA's understanding.

As a result of the receipt of the above-referenced notice, the board of directors of IA has re-engaged the services of Jaspers & Hall, PC to conduct an audit of our financial statements for the period ended December 31, 2003 and the board has determined that until Jasper and Hall, PC completes the audit of our financial statements for that period and consents to the filing of their audit report for that period and a Form 10-KSB/A is filed with the Commission that includes a validly issued auditor's report with accompanying audited financial statements, that the financial statements of IA for the period ended December 31, 2003 should not be relied upon.

On January 20, 2005, IA also received notice from Michael B. Johnson & Co., LLC an independent auditing firm, that reflects that it is that firm's position that said firm did not consent to the filing of an audit report covering IA's financial statements for the year ended December 31, 2003, nor did that firm complete an audit of IA's financial statements for that same period. That notice also requested IA to withdraw any references to say firm name in IA's Form 10-KSB/A filed with the Commission on January 4, 2005.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:

Michael Clark         29       President         February 2004

--------------------------------------------------------------------------

William Overhulser    36       Director, COO     December 2003

--------------------------------------------------------------------------

Alfred Tracy          42       Director          April 2004

- --------------------------------------------------------------------

Charles Maurice       40       Director          April 2004

- --------------------------------------------------------------------

The Board of Directors of IA accepted the resignation of Michael Clark as President effective April 5, 2005. Mr. Roland Breton has been appointed Interim Chief Executive Officer. The Board of Directors of IA accepted the resignation of Charles Maurice as Director effective 7/05. The Board of Directors of IA accepted the resignation of Mr. William Overhulser as COO and Director effective 1/9/06

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2003 through December 31, 2003, the registrant has been unable to determine if the prior directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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

William Overhulser entered into active duty with the US Air Force in 1986. He achieved Honor Graduate status, attended NCO training courses, and received several medals including Good Conduct, and Small Arms Expert Marksmanship. While in the Air Force, he completed several college courses under Air Force Continuing education program. After being honorably discharged in the early 90's William held several positions in the Cellular Telephone industry related to sales and marketing. In the late 90's William was a key player in developing on-line systems using cognitive and psychometric assessments for hiring applicants as well as background checks, this corporation was subsequently sold, William then developed the Perceptre system which is Information Architects' flagship product. The Board of Directors of IA accepted the resignation of Michael Clark as President effective 4/5/05

ALFRED TRACY III has served as secretary and director of Greentech USA, Inc since September 2001 and just recently became a director of IA. Mr. Tracy has an extensive background in software engineering, project management, and program management. Most recently, he has held the position of Director of Solutions for Technisource Inc. During his tenure at Technisource, Mr. Tracy was responsible for helping to increase sales from $10 million to its 1999 volume of $146 million. Mr. Tracy received his Bachelor of Science Degree in Computer Science from The University of North Florida, and a Master of Science Degree in Computer Science from Florida State University.

Charles Maurice is a native of Newcastle Upon Tyne and a graduate of the University of the South Bank's Business School. After leaving his post as General Manager of the second largest direct marketing agency in the UK in 1990, Charles moved to Israel. During the 90's Charles held several positions including: Senior Partner of an international business consulting firm, Bridge House Management Ltd; CEO of CABS Ltd, a subsidiary of Tri-United Technologies Inc.; consultant to the Israeli Foreign Ministry and the Israeli Ministry of Science; as well as a number of directorships with Israeli start-up firms (both hi-tech and manufacturing). In August 2000, at the request of their parent company, Tri-United, Charles moved to Southern Florida to take up the position of CEO of iCABS.com, Inc., a company that was just acquired by IA. Charles became the President of iCABS in June 2001. He has recently become a director of IA. The Board of Directors of IA accepted the resignation of Charles Maurice as a Director effective 7/05

Roland Breton

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth information with respect to compensation paid by the Company for the services of the Company's Chief Executive Officer and Chief Operation Officer for the years ended December 31, 2004 and December 31, 2003.

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

*** 5,000,000 shares, covered in the above table, are issued to Lewco, Mr. Craig is related to the President / Director Lewco. 2,842,111 shares are issued to Security Xchange of which Mr. Craig is a Director. 1,575,000 shares, covered in the above table, are issued to Magicole, Mr. Craig is related to the President / Director Magicole

**** Charles Maurice Common Shares are based on owning 20,055 Preferred Class C which is convertible into 10 shares of fully paid and non-assessable shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2003, 5,000,000 shares of common stock which were issuable in 2002 were issued to Lewco Corporation. The key officer of Lewco Corporation is an immediate family member of a consultant affiliated with the Company.

The Company entered into a consulting agreement and a management agreement with Greentech USA Inc. As a result of Greentech's acquisition of Perceptre, LLC, Greentech owns the Series B preferred shares which were issued to purchase the perceptre software, these shares are convertible into 21,535,000 common shares of IA. The consulting agreement dated October 29, 2003 covers fees associated with graphics, printing, internet services, product marketing, advertising, corporate filings and legal fees as well as other specific duties and was for a three-month term, which was renewed for an additional three-month term. The Company was obligated to pay $350,000 in free trading stock the precise number of shares to be calculated according to a formula in the contract (the shares for the first quarter were issuable at December 31, 2003 and were issued in 2004). A total of two quarters were paid by the issuance of common stock. The management agreement dated November 19, 2003 engaged Greentech to assist the Company in its day-to-day operations including but not limited to bookkeeping services, coordination with external auditors, senior management services, management of all IT functions, and supervision of sales, marketing, and public relations. The Company is obligated to pay $35,000 per month for these services and was for an initial three-month term and renewed through July 2004, subsequently the agreement was continued at a rate of $85,000 per month through 2004. In addition, amounts due Greentech were $1,625,434 and $8,500 at December 31, 2004 and 2003, respectively.

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

(a)(1) The following consolidated financial statements of Information Architects Corporation are included in Item 8:

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004 and 2003

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

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

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

Acquisition of a Fingerprint Technology patent

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE

The Board of Directors has appointed William Overhulser as a Director

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE acquisition of ICABS.COM, Inc.

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE The Board of Directors has appointed Charles Morris as a Director

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE acquisition of IMES - International Monetary Exchange Systems Corporation.

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE on December 19, 2003, Michael L. Weinstein resigned as Chief Executive

Officer

Form 8-K, March 31, 2004 ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE

Management Agreement (the "Agreement") with Greentech USA,

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

Exhibit No 99.1 Press Release, dated March 9, 2004, entitled "Information Architects

Announces Acquisition of IMES - International Monetary Exchange Systems

Corporation."

Exhibit No 10.1 Management agreement - Greentech USA, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

DATED:

April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: s/s ALFRED TRACY III

-----------------------

ALFRED TRACY III, Director April 14, 2005

By: s/s Charles Maurice

- --- --------------------------