Form 10KSB/A
period 2005-12-31
INFORMATION ARCHITECTS CORP
filed 2006-04-21
CIK 1018336

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

(Title of class)

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant's revenues for the year ended December 31, 2005 was $503,470.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of April 19, 2006 was $ 54,273,655.57

The number of shares of common equity outstanding as at December 31, 2005 was 716,280,719

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

IA in 2004 continued to enhance its product by staying up-to-date with its customer's needs. We performed additional enhancements to the software, worked to enhance our backroom customer support and services systems and to expand our sales and marketing effort. In order to increase sales as quickly as possible the company's sales focus has been on building partner and affiliate relationships. As of December 31, 2005 we have entered into twenty-three partners and affiliate relationships with companies in the HR and HR associated marketplace as well as companies that focus on marketing various products and services to the business community. We are actively working on training and supporting these entities. We have also entered into several Sales Partner Software Integration Agreements with HR companies looking to integrate their systems directly into IA's. The company maintains a website at www.ia.com

Daystar Telecom, Inc., a Fort Lauderdale based company, which was acquired by IA in 2003, has a product timerace.net that provides automatic call tracking to the legal and accounting vertical. This software solution integrates very well into small to medium professional offices that do not have the critical mass for the expenses normally associated with both sophisticated bill-tracking systems. The system is voice activated and collects billing information, collection of voice data both incoming and outgoing, and collects data from these calls (including cellular phones). Other value added services such as conference recording and transcription production is tied into the back end, and the phone tracking and data capturing can take place from anywhere in the world. The current business model of Daystar is on-hold pending the success of the company's financing activities. In 2004 DayStar Telecom, Inc. was involved in a contractual dispute with one if its vendors. The vendor MemberCall filed suit against DayStar in December 2004. A judgment was awarded to MemberCall and DayStar has filed a Notice of Appeal.

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

SOFTWARE DEVELOPMENT

In keeping with the Company's new direction we have ongoing development to enhance its Perceptre Employment Screening and Background Investigation core product, and as such did incur research and development expenditures in 2005. We capitalized approximately $87,615 and $0 related to the internal development costs associated with Perceptre in 2004 and 2003, respectively.

All new software development is being focused on the deployment of Perceptre Version 2.0. Perceptre Version 2.0 added a host of additional features to the on-line ordering and provisioning system. Development continued into 2005 for a version that allowed small-medium sized business the use of the software and in a "pay-as-you-go" environment. Perceptre Version 2.0 interfaced a shopping cart component and merchant interface that required payment by the customer prior to performing the employment screening. A new user interface is being developed and will be available in 2Q06 as well as a software integration module to be deployed within software systems of companies in the HR space providing other services to employers, looking to add the employment screening services to their customer base.

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

There are somewhere between 500-1000 companies that provide background screening. Not all of them provide the reports via the Web, some mail, some fax and others offer a combination.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In 2005, the SEC ordered that trading of the Company's securities be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the securities of IA be revoked permanently. The Company has entered into negotiations with the SEC and has reached a preliminary agreement regarding settlement which will require that the Company file its 2003 Form 10-KSB/A and will timely file all other reports required so that the administrative proceeding will be dismissed. The proceeding was initiated by the SEC in relation to previous public filings which were not authorized by the audit firms. The Company currently believes that these matters can be settled and will not have a material adverse impact on the Company's financial position or its results of operations. These matters were settled with the SEC in 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Increase of authorized stock for lease transaction not needed

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol "IACH". During the period between February, 2005 and December 2005, the stock traded on the Pink Sheets under the same symbol.

For Year Ended December 31, 2005             High             Low

- ----------------------------          ---------------- -----------------

1st Quarter Ended March 31, 2005             $0.35             $0.05

2nd Quarter Ended June 30, 2005             $0.155             $0.03

3rd Quarter Ended September 30, 2005         $0.09             $0.02

4th Quarter Ended December 31, 2005         $0.155            $0.017

BENEFICIAL HOLDERS

As of April 14, 2006, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

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

In June 2005, the Company issued 650,000,000 share of common stock as part of the acquisition of Oil Leases.

Also in 2005, the Company recorded as shares to be issued, 61,000,000 common shares at par value relating to a finders fee on the oil lease sale transaction.

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

Series F Preferred Stock

In 2005, the Company authorized 500,000 shares of Series F Preferred Stock with a par value of $0.001 per share. Series F preferred shares are convertible into 1 share of common stock for 1 share of preferred stock in the event that common stock is trading at least at $1.

In 2005, the Company issued 48,000,000 shares of Series F Preferred Stock in connection with the acquisition of Oil Leases.

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to December 2002, Information Architects Corporation and Subsidiary ("IA" or the "Company") provided dynamic content delivery and interchange infrastructure solutions for businesses based on our core product, Jitzu. In December 2002 the Company suspended operations in connection with the sale and distribution of its core product. In June 2003 the company re-commenced operations. In 2005 the Company's revenues are derived from its Employment Screening and Background Investigations software application.

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

RESULTS OF OPERATIONS

The Company re-commenced operations in June 2003 when it purchased the assets of Perceptre LLC. after a suspension of operations in late 2002. For the fiscal year ended December 31, 2005 the Company incurred a loss of $620,106 compared to a loss of $3,193,428 for the year ended December 31, 2004.

The following financial discussion related to our operations.

IA had revenues of $503,470 in 2005 compared to $561,318 in 2004

IA was affected by the economic weakness as generally seen throughout the technology industry, which caused the Company to take this new direction.

Cost of Revenues and Gross Margin

IA reported 2005 cost of revenues of approximately $234,811 compared to $352,392 in 2004. Cost of revenues in 2005 relates to support services required in connection with services provided by the Company to its customers.

Sales and Marketing

Sales and marketing expenses were approximately $0 in 2005 as compared to $16,152 in 2004.

Research and Development

There was $0 in research and development expenses in 2005 as compared to $87,615 in 2004.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time.

General and Administrative

General and administrative expenses were approximately $626,320 in 2005 compared to $3,291,285 in 2004.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $43,846 in 2005 as compared to $56,407 in 2004.

Other Items

We had no interest income in 2005 and 2004; due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for 2005 or 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of $79.6 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital is the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

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

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL

Since inception, we had an aggregate net loss of $79.6 million. In order to continue operations throughout 2005, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital is the issuance of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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

- Announcements by us or our competitors regarding new services and products or technological innovations - stock prices for many technology companies fluctuate widely for reasons, including perceived potential value, that may be unrelated to operating results; and

- Announcements of unusual events.

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

ITEM 7. Financial Statements

.

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Information Architects Corporation and Subsidiaries

Ft. Lauderdale, Florida

We have audited the consolidated balance sheets of Information Architects Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jaspers + Hall, PC

April 7, 2006

Denver, Colorado

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

December 31, 2005	December 31, 2004
ASSETS:		
Current Assets:		
Accounts Receivable	$ 29,210	$ 60,717
Total Current Assets	29,210	60,717
Fixed Assets:		
Office Equipment	1,061,271	493,677
Software	322,681	330,936
Patents - Licenses	6,000	556,000
	1,389,952	1,380,613
Less Accumulated Depreciation	(117,511)	(73,665)
Total Fixed Assets	1,272,441	1,306,948
Other Assets:		
Investment in ATWL	525,000	-
Total Other Assets	525,000	-
TOTAL ASSETS	$ 1,826,651	$ 1,367,665
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):		
Current Liabilities:		
Bank Indebtedness	$ 30,787	$ 5,395
Accounts Payable and Accrued Expenses	3,102,570	2,803,774
Due to Tri-Holdings - Related Party	30,000	30,000
Due to Greentech - Related Party	1,547,838	1,625,434
Due to Shareholders	52,500	42,500
Note Payable	637,159	573,659
Total Current Liabilties	5,370,067	5,075,367
Stockholders' Equity (Deficit):		
Preferred Stock, \$.001 par value, 1,000,000 shares authorized 75,500 shares issued and outstanding 2005 and 2004	76	76
Preferred Stock Series B, \$.001 par value, 500,000 shares authorized, 230,350 shares issued and outstanding 2005 and 2004	230	230
Preferred Stock Series C. \$.001 par value, 500,000 shares authorized, 150,000 shares issued and outstanding 2005 and 2004	150	150
Preferred Stock Series D, \$.001 par value, 500,000 shares authorized 60,000 shares issued and outstanding 2005 and 2004	60	60
Preferred Stock Series F, \$.001 par value, 500,000,000 shares authorized 48,000,000 shares issued and outstanding in 2005	48,000	-
Common stock, \$.001 par value, 2,000,000,000 shares authorized `716,280,719 shares issued and outstanding December 2005 and 66,280,719 issued and outstanding December 31, 2004	716,278	66,278
Common stock to be issued	61,000	-
Additional Paid-In Capital	75,159,252	75,159,252
Accumulated deficit	(79,559,249)	(78,939,143)
Total Stockholders' Equity (Deficit)	(3,574,203)	(3,713,097)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,795,864	$ 1,362,270

INFORMATION ARCHITECTS, INC.

Consolidated Statements of Operations

INFORMATION ARCHITECTS, INC.

Consolidated Statements of Cash Flows

Indirect Method

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECHTS, INC.

Consolidated

Statements of Stockholders' Equity (Deficit)

December 31, 2005

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Information Architects Corporation and Subsidiary (the "Company" or "IA"), a North Carolina corporation, was formerly a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. Due to the Company's inability to achieve profitable operations and the lack of capital to continue to develop its product line and sales staff, the Company suspended its operations in December 2002 and wrote off all its assets. In 2003, the Company acquired the software of Perceptre, LLC ("perceptre"), Accurate Research Solutions, Inc. ("ARS") and Daystar Telecom, Inc. (Daystar") as outlined below and commenced providing services using the perceptre software. In 2004, the Company acquired ICABS.COM, Inc., International Monetary Exchange Systems Corporation, and formed Information Processing Corporation, and purchased a patent which transactions are more fully described below. In 2005 the Company purchased and sold Oil Leases. In September 2005, the Company signed an Acquisition Agreement with AIT Wireless, Inc. for sale of the Oil Leases.

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

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

Acquisition of Remote Credit Card Authentication Patent

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

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

Acquisition of Thornburg Oil Lease

On June 16, 2005, the Company entered into an asset acquisition agreement with Synergistic Investments and IFGT-SI International Funding Group Trust ("IFGT-SI" a Delaware Trust). IFGT-SI assigned fifty-one and one half percent of the Oil and Gas Lease with James Thornburg in exchange for 650,000,000 shares of Company common stock and 48,000,000 shares of Preferred stock.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

Disposition of Thornburg Oil Lease

On October 14, 2005 the Company completed the asset acquisition agreement with Petroleum Communication Holdings, Inc., formerly known as AIT Wireless (OTC:ATWL). The Company shall assign fifty-one and one half percent of the James Thornburg Oil and Gas Lease in exchange for 500,000,000 shares of ATWL common stock and 25,000,000 shares of Preferred stock. The shares have been valued at $.01 in the accompanying financial statements.

Segment Information

The Company operates one business segment, which is the licensing to governmental and commercial sector customers of its on-line, pre-employment screening and background investigation software ordering system.

Going Concern

The Company's financial statements for the years ended December 31, 2005 and 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company through its acquisitions has been operating since June 2003. The Company has incurred losses of $3,193,428 in the year ended December 31, 2004 and $620,106 in the year ended December 31, 2005 and has accumulated losses of $79,559,249 to December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate sufficient future revenue from the acquisition of the perceptre software and the other recent acquisitions and/or acquire other existing businesses that are able to generate profits. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation and Consolidation

The Company's consolidated financial statements include the accounts of Information Architects Corporation and its wholly owned inactive United Kingdom subsidiary, Alydaar International, Limited ("International")and its wholly owned subsidiaries, Accurate Research Solutions, Inc., Daystar Telecom, Inc., ICABS.COM, Inc., International Monetary Exchange Systems Corporation, and Information Processing Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This preparation requires management to include amounts based on management's prudent judgments and estimates that affect the amounts

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Computers and office equipment are being depreciated over 5 years using the straight-line method. Software, patents, and licenses are being amortized on a straight-line basis over 15 years which is the estimated useful life of these assets. Management will analyze the basis of depreciating this software on an annual basis to determine if the asset value is impaired beyond the annual depreciation rate and will adjust the annual rate accordingly in conjunction with recent accounting pronouncements.

For the years ended December 31, 2005 and 2004 depreciation and amortization expense amounted to $ 43,846 and $56,407, respectively.

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

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

Net Loss Per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the period ended December 31, 2005 and 2004, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses in those years. At December 31, 2005, there were warrants outstanding to purchase of 9,753,905 common shares which may dilute future earnings per share. Also there were preferred shares which if converted would convert to 53,158,500 shares of common stock.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

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

Recently Issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate , whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

NOTE 2 - COMMITMENTS AND CONTINGENCIES:

Legal Matters

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT)

Convertible Preferred Stock

In 2005, the Company increased the number of authorized preferred shares to 500,000,000 but has not assigned these shares to individual classes.

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

In 2003, the Company authorized 500,000 shares of Series B Preferred Stock with a par value of $0.001 per share. Series B preferred shares are convertible into 100 shares of common stock without any further action by the holders of such shares, and have the right to vote based on 200 votes for each share of Series B preferred stock.

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

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

Series F Preferred Stock

In 2005, the Company authorized 500,000 shares of Series F Preferred Stock with a par value of $0.001 per share. Series F preferred shares are convertible into 1 share of common stock for 1 share of preferred stock in the event that common stock is trading at least at $1.

In 2005, the Company issued 48,000,000 shares of Series F Preferred Stock in connection with the acquisition of Oil Leases.

Common Stock

In April 2003, the Company announced a one-for-three reverse stock split of the common stock and equivalents. All per share data and numbers of common shares and equivalents have been retroactively adjusted to reflect the latter stock split. As of December 31, 2005 2,000,000,000 common shares were authorized.

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

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

In June 2005, the Company issued 650,000,000 share of common stock as part of the acquisition of Oil Leases.

Also in 2005, the Company recorded as shares to be issued, 61,000,000 common shares at par value relating to a finders fee on the oil lease sale transaction.

Stock Options and Warrants

Stock Option Plan

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

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

A summary of the options issued under the plan as of December 31, 2005 and 2004 and changes during the years is presented below:

	Weighted Average
	Exercise

Outstanding December 31, 2002	8,957	$86.25
Canceled and expired	(6,824)	86.25
Granted	9,000,000.97

Outstanding - December 31, 2003	9,002,133	$ .99
Canceled and expired	(2,133)	86.25

Outstanding - December 31, 2004	9,000,000	$ .97
Canceled and expired	-0-	.00
Outstanding - December 31. 2005
	9,000.000	$ .97

Common Stock Warrants

A summary of warrants issued to employees and non-employees and changes during 2005 and 2004 is presented below (there were no warrants issued in 2005 and 2004):

	Number of Shares	Weighted Average
		Exercise Price
	-----------------	------------------
Outstanding December 31,
2002	763,471	$ 2.82
Canceled and expired	(370)	118.20
	-----------------	---------------

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

(Continued)

Outstanding December 31,
2003	763,101	$2.74

Canceled and expired	(9,196)	30.02
	-----------------	---------------
Outstanding December 31,
2004	753,905	$2.69
Canceled and expired	-0-	-0-
Outstanding December 31,
2005	753,905	$ 2.69

The following table summarizes information about warrants outstanding at December 31, 2005:

Outstanding and Exercisable Warrants

			Weighted
		Remaining	Average
Range of	Number of	Contractual	Exercise
Exercise Price	Shares	Life	Price

$ .60	583,333	1.62	$ 0.60
1.23	33,333	1.56	1.23
1.14	14,000	1.52	1.14
2.73	50,000	1.38	2.73
2.73	23,333	1.15	2.73
19.95	4,667.62		19.95
	708,666		$.99

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

DECEMBER 31, 2005 and 2004

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

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

                                                Year Ended December 31,

                                                          2005

                                                    ------------

Net operating loss

    carryforward                                    $ 79,301,552

Valuation

    allowance                                        (79,301,552)

                                                    ------------

Net deferred tax

    assets                                          $     -

                                                    ============

NOTE 5 - NOTE PAYABLE

In connection with the purchase of the property by IPC, IPC assumed the obligation of the 8%, 72 month promissory note due Transend LLC (balance due at December 31, 2005 was $573,659). The note is due in monthly installments of $10,520, which includes principal and interest. IPC made three payments during the year totaling $31,560 of which $19,821 applied to principal. $26,711 of interest was accrued during 2004. Total payment for each of the next five years is $126,240 per year. The note was not paid in 2005 and is currently in default.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our 2002 auditors, Salsberg & Company P.A., were replaced by Jaspers + Hall, PC on December 2, 2004. Their report on our financial statements for the year ended December 31, 2002 did not contain any qualifications or adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern through December 31, 2002.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:

Michael Clark         29         President         February 2004

---------------------------------------------------------------------

William Overhulser               Director, COO

                      36         Secretary         December 2003

---------------------------------------------------------------------

Alfred Tracy          42         Director          April 2004

---------------------------------------------------------------------

Charles Maurice       40         Director          April 2004

---------------------------------------------------------------------

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

SUMMARY COMPENSATION TABLE
Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

MICHAEL CLARK President	2005 2004	$50,000 $50,000	$50,000 $50,000	$30,962 $30,962	$12,500 $12,500

WILLIAM OVERHULSER Chief Operating Officer	2005 2004	$50,000 $50,000	$35,000 $35,000	$12,500 $12,500

All options listed were granted pursuant to the Company's stock option plan. Option exercise prices were at the market price when granted. The options have a term of ten years and vest in one year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 15, 2006 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors and (iii) all of the aforementioned as a group:

Names of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Class	Percent of Common Shares as of 12/31/04

Greentech USA, Inc.	27,213,519 *	38%

William Overhulser	657,768 Common **	Less than 1%%

William Craig	9,417,111 ***	1.3%

Charles Maurice	200,550****	Less than 1%%

Michael Clark	371,078	Less than 1%

Officers and Directors as a Group (4)	10,646,507

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Information Architects Corporation are included in Item 8:

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements for the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i) Audit Fees

                                        2004                 2005

JASPERS + HALL, PC                     $7500                $7500

(ii) Audit Related Fees

                                 None

(iii) Tax Fees

                                 None

(iv) All Other Fees

                                 None

TOTAL FEES

                                        2004                 2005

JASPERS + HALL, PC                     $7500                $7500

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

April 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: s/s ALFRED TRACY III

-----------------------

ALFRED TRACY III, Director April 19, 2006

By: s/s William Craig

- --- --------------------------

William Craig, Acting CEO