Form 10QSB
period 2006-03-31
INFORMATION ARCHITECTS CORP
filed 2006-05-17
CIK 1018336

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Commission File Number: 0-22325

INFORMATION ARCHITECTS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	87-0399301
(State or other jurisdiction of incorporation)	IRS Employer Identification No.)

1420 NW 23rd Avenue,

Ft. Lauderdale, FL 33311

(Address of principal executive offices) (Zip Code)

(954) 561-7321

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

Yes [X] No[   ]

        As of March 31, 2006 there were 716,280,719 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

        Transitional Small Business Disclosure Format (Check one):

Yes [    ] No [X]

PART I	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Balance Sheets As of March 31, 2006
	(Unaudited) and December 31, 2005	3

	Statements of Operations (Unaudited)
	For the Three Months ended March 31, 2006 and December 31, 2005	4

	Statements of Cash Flows (Unaudited)
	For the Three Months ended March 31, 2006 and December 31, 2005	5

	Notes to Unaudited Financial Statements	6

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

	Overview	9

	Results of Operations	11

	Financial Condition and Liquidity	13

ITEM 3:	CONTROLS AND PROCEDURES	15

PART II	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS	16

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3:	DEFAULT UPON SENIOR SECURITIES	16

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDERS	16

ITEM 5:	OTHER INFORMATION	16

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	16

	Signatures	17

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

BALANCE SHEETS (Unaudited)

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

BALANCE SHEETS (Unaudited)

	Unaudited	Audited
	March 31,	December 31,
	2006	2005

ASSETS:
Current Assets:
Accounts Receivable	$ 5,592	$ 29,210

Total Current Assets	5,592	29,210

Fixed Assets:
Office Equipment	1,061,271	1,061,271
Software	322,681	322,681
Patents - Licenses	6,000	6,000
	1,389,952	1,389,952
Less Accumulated Depreciation	(153,035)	(117,511)

Total Fixed Assets	1,236,917	1,272,441

Other Assets:
Investment in ATWL	525,000	525,000

Total Other Assets	525,000	525,000

TOTAL ASSETS	$ 1,767,509	$ 1,826,651

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Bank Indebtedness	$ 25,832	$ 30,787
Accounts Payable and Accruals	3,157,618	3,102,570
Due to Tri-Holdings	30,000	30,000
Due to Greentech	1,554,814	1,547,838
Due to Shareholders	50,500	52,500
Note Payable	636,159	637,159

Total Current Liabilties	5,454,923	5,400,854

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 1,000,000 shares authorized	76	76
75,500 shares issued and outstanding 2005 and 2004
Preferred Stock Series B, $.001 par value, 500,000 shares	230	230
authorized, 230,350 shares issued and outstanding 2005 and 2004
Preferred Stock Series C. $.001 par value, 500,000 shares	150	150
authorized, 150,000 shares issued and outstanding 2005 and 2004
Preferred Stock Series D, $.001 par value, 500,000 shares authorized	60	60
60,000 shares issued and outstanding 2005 and 2004
Preferred Stock Series F, $.001 par value, 500,000,000 shares authorized	48,000	48,000
48,000,000 shares issued and outstanding in 2005
Common stock, $.001 par value, 2,000,000,000 shares authorized
`716,280,719 shares issued and outstanding December 2005 and	716,278	716,278
66,280,719 issued and outstanding December 31, 2004
Common stock to be issued	61,000	61,000
Additional Paid-In Capital	75,159,252	75,159,252
Accumulated deficit	(79,672,460)	(79,559,249)

Total Stockholders' Equity (Deficit)	(3,687,414)	(3,574,203)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,767,509	$ 1,826,651

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006

	March 31,
	2006	2005

Revenue:
Sales	$ 3,104	$ 189,662

Total Income	3,104	189,662

Expenses
Cost of Goods Sold	9,767	88,503
Depreciation	35,524	21,700
General and Administrative	59,597	139,512

Total Expenses	104,888	249,715

Net Loss From Operations	(101,784)	(60,053)

Other Income/Expenses:
Interest Expense	(11,427)	(11,340)

Net Other Income/Expense	(11,427)	(11,340)

Net Gain/Loss	$ (113,211)	$ (71,393)

Per Share Information:

Weighted average number
of common shares outstanding	716,280,719	66,280,719

Net Loss per common share	$ -	$ (0.05)

The accompanying notes are an integral part of these financial statements1

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	March 31,
	2006	2005

Cash Flows from Operating Activities:

Net (Loss)	$(113,211)	$(71,460)
Depreciation	35,524	21,700
Adjustments to reconcile net loss to cash used
by operating activities
(Increase) Decrease Accounts Receivable	23,618	(7,207)
Increase (Decrease) in payables to affiliates	3,976	(20,801)
Increase (Decrease) in accounts payable and accrued expenses	55,048	115,640

Net Cash Provided by Operating Activities	4,955	37,872

Cash Flows from Investing Activities:
Purchase of Equipment	-	(9,369)

Net Cash Provided by Investing Activities	-	(9,369)

Cash Flows from Financing Activities:
Bank Overdraft	(4,955)	-

Net Cash Provided by Financing Activities	(4,955)	-

Net Increase in Cash & Cash Equivalents	-	28,503

Beginning Cash & Cash Equivalents	-	(5,395)

Ending Cash & Cash Equivalents	$ -	$ 23,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$ -	$ -
Cash paid for Income Taxes	$ -

NON-CASH TRANSACTIONS
Common stock issued for services	$ -	$ -

INFORMATION ARCHITECHTS, INC.

Consolidated Notes to Financials

March 31, 2006

Note 1 – Presentation of Interim Information

In the opinion of the management of Information Architects, Inc., ICABS.COM, Inc. and Information Processing Corp.  (wholly owned subsidiaries) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three-months ended March 31, 2006 and 2005, and cash flows for the three-months ended March 31, 2004 and 2005.  Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2005.

Note 2 – Going Concern:

The company’s financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Management is seeking new capital to revitalize the Company.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

March 31, 2006

Note 3 - Commitments and Contingencies

Earnings Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method. For the three months ended March 31, 2006 all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses in that period.

Legal Matters

In 2005, the SEC ordered that trading of the Company's securities be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the securities of IA be revoked permanently. The Company had entered into negotiations with the SEC and has reached a preliminary agreement regarding settlement which will require that the Company file its 2003 Form 10-KSB/A and will timely file all other reports required so that the administrative proceeding will be dismissed. The proceeding was initiated by the SEC in relation to previous public filings which were not authorized by the audit firms. As of March 31, 2006 the Company believes that these matters have been settled with the SEC and will not have a material adverse impact on the Company's financial position or its results of operations.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

March 31, 2006

Going Concern

Information Architects Corporation (“IA” or “Company”) financial statements for the three months ended March 31, 2006 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries and has continued to incur losses for the three months ending March 31, 2006 totaling $191,533.

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

Note 4 - Common Stock

No stock was issued in first quarter 2006.

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

The Board of Directors of IA accepted the resignation of Charles Maurice as a Board member effective July 1, 2005. On August 15, 2005, Mr. Roland Breton was appointed Interim Chief Executive Officer. The Board of Directors of IA accepted the resignation of Mr. William Overhulser as COO and Director effective 1/9/06. The Board of Directors of IA accepted the resignation of Mr. Roland Breton as CEO and Director effective 4/21/06.

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

The Company previously entered into a consulting agreement and a management agreement with Greentech USA Inc. (“GreenTech”). As a result of Greentech’s acquisition of Perceptre, LLC,

Greentech owns the Series B preferred shares that were issued to purchase the Perceptre software, these shares are convertible into 21,535,000 common shares of IA. The consulting agreement dated October 29, 2003 covers fees associated with graphics, printing, internet services, product marketing, advertising, corporate filings and legal fees as well as other specific duties and was for a three-month term, which was renewed for an additional three-month term. The Company was obligated to pay $350,000 worth of the Company’s common stock with the precise number of shares to be calculated according to a formula in the contract (the shares for the first quarter were issuable at December 31, 2003 and were issued in 2004). A total of two quarters were paid by the issuance of the Company’s common stock. The management agreement dated November 19, 2003 engaged Greentech to assist the Company in its day-to-day operations, including but not limited to bookkeeping services, coordination with external auditors, senior management services, management of all IT functions, and supervision of sales, marketing, and public relations. The Company is obligated to pay $35,000 per month for these services and was for an initial three-month term and renewed through July 2004, subsequently the agreement was continued at a rate of $85,000 per month through 2004. In addition, amounts due Greentech were $1,554,814 and $1,625,434 at December 31, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

The Company incurred losses for the three months ended March 31, 2006 of  $113,211.

IA had revenues of approximately $3,104 for the three months ended March 31, 2006.

Other Income (Expense)

During the three months ended March 31, 2006, interest expense was $11,427.

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

Research and Development

There was no software development costs capitalized in the three months ended March 31, 2006.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time.

General and Administrative

General and administrative expenses were $59,597 in three months ended March 31, 2006.

Depreciation and Amortization

Depreciation and amortization expenses were $35,524 in three months ended March 31, 2006.

Other Items

We had no interest income in the three months ended March 31, 2006, due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for three months ended March 31, 2006 or 2005.

Other

During 2005, we issued common stock to raise cash, to convert debt to equity, to pay for services and to acquire assets. We also use stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of $79.7 million. In order to continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuance of stock and/or debt financing. Without additional funding, IA will not be able to continue operations.

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

GOING CONCERN AND THE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL

Since inception, we had an aggregate net loss of $79.2 million. In order to continue operations throughout 2006, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital are the issuances of stock and/or debt financing. Without additional funding, we will not be able to continue operations. We can make no assurances that we will be able to obtain financing on favorable terms, if at all.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business.

In February 2005, the Securities and Exchange Commission (“SEC”) ordered that trading of the Company’s common stock be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the common stock of the Company be revoked permanently. The Company has entered into negotiations with the SEC and expects the SEC to accept an offer of settlement which has been submitted to the SEC staff for recommendation for approval to the SEC. Upon formal acceptance of the Company’s offer of settlement, it is management’s expectation that the administrative proceeding instituted by the SEC will be dismissed against the Company. As a part of the offer of settlement submitted by the Company to the SEC, the Company is completing the necessary items required to become fully current in its reports required under Sections 13 and 15 of the Securities Exchange Act of 1934

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005, the Company, with majority shareholder approval, authorized the increase of authorized common stock to 2,000,000,000 shares.

In June 2005, the Company with majority shareholder approval, authorized an increase of shares of preferred stock to 500,000,000 shares.

ITEM 3: DEFAULT UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                              Description of Exhibit

31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8K

None.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2006	INFORMATION ARCHITECTS CORPORATION BY: /S/ William Craig —————————————— William Craig Acting CEO