Form 10KSB/A
period 2005-12-31
INFORMATION ARCHITECTS CORP
filed 2006-06-14
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Amendment No.  2  )*

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER 0-22325

INFORMATION ARCHITECTS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	87-0399301
(State or other jurisdiction of incorporation)	IRS Employer Identification No.)

1420 NW 23rd Avenue,

Ft. Lauderdale, FL 33311

(Address of principal executive offices) (Zip Code)

(954) 561-7321

(Registrants telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
(Title of class)

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant's revenues for the year ended December 31, 2005 was $503,470.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes

[X] No

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

IA in 2005 continued to enhance its product by staying up-to-date with its customer's needs. We performed additional enhancements to the software, worked to enhance our backroom customer support and services systems and to expand our sales and marketing effort. In order to increase sales as quickly as possible the company's sales focus has been on building partner and affiliate relationships. As of December 31, 2005 we have entered into twenty-three partners and affiliate relationships with companies in the HR and HR associated marketplace as well as companies that focus on marketing various products and services to the business community. We are actively working on training and supporting these entities. We have also entered into several Sales Partner Software Integration Agreements with HR companies looking to integrate their systems directly into IA's. The company maintains a website at www.ia.com

Daystar Telecom, Inc., a Fort Lauderdale based company, which was acquired by IA in 2003, has a product timerace.net that provides automatic call tracking to the legal and accounting vertical. This software solution integrates very well into small to medium professional offices that do not have the critical mass for the expenses normally associated with both sophisticated bill-tracking systems. The system is voice activated and collects billing information, collection of voice data both incoming and outgoing, and collects data from these calls (including cellular phones). Other value added services such as conference recording and transcription production is tied into the back end, and the phone tracking and data capturing can take place from anywhere in the world. The current business model of Daystar is on-hold pending the success of the company's financing activities. In 2004 DayStar Telecom, Inc. was involved in a contractual dispute with one if its vendors. The vendor MemberCall filed suit against DayStar in December 2004. A judgment was awarded to MemberCall and DayStar has filed a Notice of Appeal.

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

ITEM 7.  FINANCIAL STATEMENTS

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jaspers + Hall, PC

April 7, 2006

Denver, Colorado

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

	December 31,
	2005	2004
ASSETS:
Current Assets:
Accounts Receivable	$ 29,210	$ 60,717

Total Current Assets	29,210	60,717
Fixed Assets:
Office Equipment	1,061,271	493,677
Software	322,681	330,936
Patents - Licenses	6,000	556,000
	1,389,952	1,380,613
Less Accumulated Depreciation	(117,511)	(73,665)

Total Fixed Assets	1,272,441	1,306,948
Other Assets:
Investment in ATWL	525,000	-

Total Other Assets	525,000	-

TOTAL ASSETS	$ 1,826,651	$ 1,367,665
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Bank Indebtedness	$ 30,787	$ 5,395
Accounts Payable and Accrued Expenses	3,102,570	2,803,774
Due to Tri-Holdings - Related Party	30,000	30,000
Due to Greentech - Related Party	1,547,838	1,625,434
Due to Shareholders	52,500	42,500
Note Payable	637,159	573,659

Total Current Liabilties	5,400,854	5,080,762

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 1,000,000 shares authorized	76	76
75,500 shares issued and outstanding 2005 and 2004
Preferred Stock Series B, $.001 par value, 500,000 shares	230	230
authorized, 230,350 shares issued and outstanding 2005 and 2004
Preferred Stock Series C. $.001 par value, 500,000 shares	150	150
authorized, 150,000 shares issued and outstanding 2005 and 2004
Preferred Stock Series D, $.001 par value, 500,000 shares authorized	60	60
60,000 shares issued and outstanding 2005 and 2004
Preferred Stock Series F, $.001 par value, 500,000,000 shares authorized	48,000	-
48,000,000 shares issued and outstanding in 2005
Common stock, $.001 par value, 2,000,000,000 shares authorized
`716,280,719 shares issued and outstanding December 2005 and	716,278	66,278
66,280,719 issued and outstanding December 31, 2004
Common stock to be issued	61,000	-
Additional Paid-In Capital	75,159,252	75,159,252
Accumulated deficit	(79,559,249)	(78,939,143)

Total Stockholders' Equity (Deficit)	(3,574,203)	(3,713,097)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,826,651	$ 1,367,665

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenue:
Sales	$ 503,470	$ 561,318

Total Income	503,470	561,318

Expenses
Cost of Goods Sold	234,811	352,392
Sales	-	16,152
Depreciation	43,846	56,407
General and Administrative	626,320	3,291,285

Total Expenses	904,977	3,716,236

Net Loss From Operations	(401,507)	(3,154,918)

Other Income/Expenses:
Loss on transfer of oil lease	(173,000)
Interest Expense	(45,599)	(38,510)

Net Other Income/Expense	(218,599)	(38,510)

Net Gain/Loss	$ (620,106)	$ (3,193,428)

Per Share Information:

Weighted average number
of common shares outstanding	433,130,034	66,280,719

Net Loss per common share	$ -	$ (0.05)

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	December 31,
	2005	2004

Cash Flows from Operating Activities:

Net (Loss)	$ (620,106)	$ (3,193,428)
Issuance of stock for services	-	1,083,622
Depreciation	43,846	56,407
Loss on sale of oil lease	173,000
Adjustments to reconcile net loss to cash used
by operating activities
(Increase) Decrease Accounts Receivable	31,507	(5,153)
Increase (Decrease) in payables to related parties	(77,596)	1,689,434
(Decrease) Increase in accounts payable and accrued expenses	298,796	819,738

Net Cash Used by Operating Activities	(150,553)	450,620

Cash Flows from Investing Activities:
Issuance of stock for acquisition		40,489
Purchase of Equipment	(9,339)	(1,064,468)

Net Cash Provided by Investing Activities	(9,339)	(1,023,979)

Cash Flows from Financing Activities: Bank Overdraft	25,395	5,392
Stock to be issued	61,000	-
Payments of notes payable	-	(19,821)
Borrowing from Related Parties	73,500	593,480

Net Cash Provided by Financing Activities	134,500	579,051

Net Increase in Cash & Cash Equivalents	(25,392)	300

Beginning Cash & Cash Equivalents	(5,395)	(5,695)

Ending Cash & Cash Equivalents	$ (30,787)	$ (5,395)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$ -	$ 11,739
Cash paid for Income Taxes	$ -

NON-CASH TRANSACTIONS
Common stock issued for services	$ -	$ 27,000
Stock issuance for Acquisition of Oil Lease	$ 698,000	$ 40,489
Acuisition of ATI Wireless shares from oil lease sale	$ (525,000)	$ -

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

DECEMBER 31, 2005

													Issuable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		COMMON STOCKS		Common Stock		Additional		Total
			Series B		Series C		Series D		Series F						Paid-In	Accumulated	Stockholders'
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2003	75,500	$ 76	230,350	$ 230	-	$ -	-	$ -	-	$ -	33,656,089	$ 33,656	10,950,000	$ 10,950	$ 74,057,023	$ (75,745,715)	$ (1,643,780)

Issuance of stock for ICABS Acquisition	-	-	-	-	100,000	100	-	-	-	-	-	-	-	-	16,890	-	16,990
Issuance of stock for Patent	-	-	-	-	-	-	60,000	60	-	-	-	-	-	-	5,940	-	6,000
Issuance of stock for IMES Acquisition	-	-	-	-	50,000	50	-	-	-	-	21,672,440	21,672	-	-	17,449	-	39,171
Issuance of stock for services	-	-	-	-	-	-			-	-	2,190	-	-	-	1,061,950	-	1,061,950
Issuance of stock for reverse stock split	-	-	-	-	-	-			-	-	-	-	-	-	-	-	-
Issuance of issuable stocks	-	-	-	-	-	-	-	-	-	-	10,950,000	10,950	(10,950,000)	(10,950)	-	-	-
Net Loss for Year	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,193,428)	(3,193,428)

Balance - December 31, 2004	75,500	76	230,350	230	150,000	150	60,000	60	-	-	66,280,719	66,278	-	-	75,159,252	(78,939,143)	(3,713,097)

Issuance of stock for Oil Lease	-	-	-	-	-	-	-	-	48,000,000	48,000	650,000,000	650,000					698,000
Issuance of stock for finders fees	-	-	-	-	-	-	-	-	-	-	-	-	61,000,000	61,000	-	-	61,000
Net Loss for Year	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(620,106)	(620,106)

Balance - December 31, 2005	75,500	$ 76	230,350	$ 230	150,000	$ 150	60,000	$ 60	48,000,000	$ 48,000	716,280,719	$ 716,278	61,000,000	$ 61,000	$ 75,159,252	$ (79,559,249)	$ (3,574,203)

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

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:

---------------------------------------------------------------------

Alfred Tracy          42         Director          April 2004

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

ALFRED TRACY III became a director of IA. in 2004. Mr. Tracy has an extensive background in software engineering, project management, and program management. Most recently, he has held the position of Director of Solutions for Technisource Inc. During his tenure at Technisource, Mr. Tracy was responsible for helping to increase sales from $10 million to its 1999 volume of $146 million. Mr. Tracy received his Bachelor of Science Degree in Computer Science from The University of North Florida, and a Master of Science Degree in Computer Science from Florida State University.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth information with respect to compensation paid by the Company for the services of the Company's Chief Executive Officer and Chief Operation Officer for the years ended December 31, 2005 and December 31, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 15, 2006 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors and (iii) all of the aforementioned as a group:

Names of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Class	Percent of Common Shares as of 12/31/05

Roland Breton , CEO	0	Less than 1%

Alfred Tracy, Director	0	Less than 1%
Officers and Directors as a Group (2)	0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)

List of Exhibits:

Exhibit No.	Document	Document Location
3.1	Articles of Incorporation	Previously filed on _____________________
3.2	Amendment to Articles of Incorporation (if any)	Previously filed on _____________________
3.3	Bylaws	Previously filed on _____________________
31.1	Rule 13a-14(a)/15d-14(a) Certifications	Included
32.1	Section 1350 Certifications	Included
23.1	Auditors Consent	Included

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

JASPERS + HALL, P.C.	2004	2005
(i) Audit Fees	$7500	$7500
(ii) Audit Related Fees	None	None
(iii)Tax Fees	None	None
(iv)All Other Fees	None	None

TOTAL FEES

	2004	2005
JASPERS + HALL, P.C.	$7500	$7500

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

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

June 14, 2006,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /S/ Alfred Tracy, III —————————————— Alfred Tracy, III Director

BY: /S/ Todd K. Morgan —————————————— Todd K. Morgan CEO