Form 10QSB
period 2006-06-30
INFORMATION ARCHITECTS CORP
filed 2006-08-21
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Yes [  ] No[X ]

        As of August 15, 2006 there were 926,771,719 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

        Transitional Small Business Disclosure Format (Check one):

Yes [    ] No [X]

PART I	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Balance Sheets As of June 30, 2006
	(Unaudited) and December 31, 2005	3

	Statements of Operations (Unaudited)
	For the Three Months ended June 30, 2006 and December 31, 2005	4

	Statements of Cash Flows (Unaudited)
	For the Three Months ended June 30, 2006 and December 31, 2005	5

	Notes to Unaudited Financial Statements	6

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

	Overview	9

	Results of Operations	11

	Financial Condition and Liquidity	13

ITEM 3:	CONTROLS AND PROCEDURES	15

PART II	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS	16

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3:	DEFAULT UPON SENIOR SECURITIES	16

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDERS	16

ITEM 5:	OTHER INFORMATION	16

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	16

	Signatures	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Information Architects Corporation

Fort Lauderdale, FL

We have reviewed the accompanying consolidated balance sheet of Information Architects Corporation and subsidiaries as of June 30, 2006 and the related statements of operations for the three and six-months ended June 30, 2006, and cash flows for the six-months ended June 30, 2006, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended June 30, 2006.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

August 18, 2006

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

BALANCE SHEETS (Unaudited)

	Unaudited	Audited
	June 30,	December 31,
	2006	2005

ASSETS:
Current Assets:
Cash	$ 10,749	$ -
Accounts Receivable	13,926	29,210
Loan Receivable	1,200	-

Total Current Assets	25,875	29,210

Fixed Assets:
Office Equipment	1,084,395	1,061,271
Software	322,681	322,681
Patents - Licenses	6,000	6,000
	1,413,076	1,389,952
Less Accumulated Depreciation	(160,911)	(117,511)

Total Fixed Assets	1,252,165	1,272,441

Other Assets:
Investment in ATWL	525,000	525,000
Deferred Expenses	27,300	-
Deposit	2,100	-
Goodwill	41,695	-

Total Other Assets	596,095	525,000

TOTAL ASSETS	$1,874,135	$ 1,826,651

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accruals	$3,229,828	$ 3,102,570
Bank Indebtedness	-	30,787
Due to Tri-Holdings	30,000	30,000
Due to Greentech	113,560	1,547,838
Due to Shareholders	50,500	52,500
Deferred Revenue	180,000	-
Note Payable	643,355	637,159

Total Current Liabilties	4,247,243	5,400,854

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 1,000,000 shares authorized	76	76
75,500 shares issued and outstanding 2006 and 2005
Preferred Stock Series B, $.001 par value, 4,000,000 shares	2,840	230
authorized, 2,840,000 shares issued and outstanding 2006
230,350 shares issued and outstanding 2005
Preferred Stock Series C. $.001 par value, 500,000 shares	150	150
authorized, 150,000 shares issued and outstanding 2006 and 2005
Preferred Stock Series D, $.001 par value, 500,000 shares authorized	60	60
60,000 shares issued and outstanding 2006 and 2005
Preferred Stock Series F, $.001 par value, 500,000,000 shares authorized	48,000	48,000
48,000,000 shares issued and outstanding in 2005
Common stock, $.001 par value, 2,000,000,000 shares authorized
`926,771,719 shares issued and outstanding June 2006 and	926,769	716,278
716,280,719 issued and outstanding December 31, 2005
Common stock to be issued	-	61,000
Additional Paid-In Capital	76,554,861	75,159,252
Accumulated deficit	(79,905,864)	(79,559,249)

Total Stockholders' Equity (Deficit)	(2,373,108)	(3,574,203)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,874,135	$ 1,826,651

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE-MONTH PERIOD ENDED June 30, 2006

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue:
Sales	$ 6,791	$ 150,083	$ 9,895	$ 339,747

Total Income	6,791	150,083	9,895	339,747

Expenses
Cost of Goods Sold	-	81,682	8,943	154,195
Depreciation	21,700	21,700	65,100	43,400
General and Administrative	161,795	226,894	214,340	382,465

Total Expenses	183,495	330,276	288,383	580,060

Net Loss From Operations	(176,704)	(180,193)	(278,488)	(240,313)

Other Income/Expenses:
Interest Expense	(34,020)	(11,340)	(68,127)	(22,680)
	-
Net Other Income/Expense	(34,020)	(11,340)	(68,127)	(22,680)

Net Gain/Loss	$ (210,724)	$ (191,533)	$ (346,615)	$ (262,993)

Per Share Information:

Weighted average number
of common shares outstanding	843,026,049	207,965,549	781,323,675	214,754,345

Net Loss per common share	$ (0.001)	$ (0.001)	$ (0.001)	$ (0.001)

The accompanying notes are an integral part of these financial statements1

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	June 30,
	2006	2005

Cash Flows from Operating Activities:

Net (Loss)	$(346,615)	$(262,993)
Depreciation	43,400	43,400
Stock for Acquisition	-	698,000
Adjustments to reconcile net loss to cash used
by operating activities
(Increase) Decrease Accounts Receivable	14,084	3,100
Increase (Decrease) in payables to affiliates	(14,524)	(45,992)
(Increase) in Deposits	(2,100)	-
(Increase) Deferred Expenses	(27,300)	-
(Decrease) Increase in accounts payable and accrued expenses	127,258	274,363

Net Cash Used by Operating Activities	(205,797)	709,878

Cash Flows from Investing Activities:
Purchase of Equipment	(23,124)	(707,945)
Goodwill for Acquistions	(41,695)	-

Net Cash Provided by Investing Activities	(64,819)	(707,945)

Cash Flows from Financing Activities:
Bank Overdraft	(30,787)	(1,933)
Deferred Revenue	180,000
Cancellation of stocks to be issued	(61,000)
Payments of notes payable	(2,000)	-
Issuance of common stock	188,956
Proceeds from Long term Debt	6,196	-

Net Cash Provided by Financing Activities	281,365	(1,933)

Net Increase in Cash & Cash Equivalents	10,749	-

Beginning Cash & Cash Equivalents	-	-

Ending Cash & Cash Equivalents	$ 10,749	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$ -	$ -
Cash paid for Income Taxes	$ -

NON-CASH TRANSACTIONS
Common stock issued for services	$ -	$ 27,000

INFORMATION ARCHITECHTS, INC.

Consolidated Notes to Financials

June 30, 2006

Note 1 – Presentation of Interim Information

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

June 30, 2006

Note 3 - Commitments and Contingencies

Earnings Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method. For the three months ended June 30, 2006 all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses in that period.

Legal Matters

NONE

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

June 30, 2006

Going Concern

Information Architects Corporation (“IA” or “Company”) financial statements for the three months ended June 30, 2006 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries and has continued to incur losses for the three months ending June 30, 2006 totaling $191,533.

Note 4 - Common Stock

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Management’s Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as, but not limited to: bankruptcy of the Company, lawsuits against the Company, the Company’s continued ability to comply with the Nasdaq Over the Counter Bulletin Board listing requirements; sale of the Company; the financial condition of IA’s customers and vendors; unavailability of insurance; uninsured losses; adverse results in litigation; the effects of terrorist activity and armed conflict such as disruptions in general economic activity; general economic conditions that affect demand for computer software; currency fluctuations; trade sanctions or changes to U.S. tax law resulting from the World Trade Organization decision with respect to the extraterritorial income provisions of U.S. tax law; financial market volatility; and other issues discussed in the Company’s 200 5 Annual Report on Form 10-KSB. We assume no obligation to update the information in this Form 10-QSB.

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

Other Disclosures for Shareholders’ Benefit

On May 8, 2006 the Company completed the asset acquisition agreement with Anywhere Internet, Inc.   Anywhere Internet is a highly successful company that delivers carrier class, high-speed Internet service and VOIP solutions to businesses, hotels, marinas, cities, government and communities using a secure wireless connection. Anywhere Internet provides needs assessment, site survey, integration, service and support for every type of environment, without the normal wait for traditional Internet service installation. Visit www.anywhereinternet.com for more information.

Originally founded in 1993 as Integration & Support Services in Alexandria, Virginia, by Mr. Bryan Kidd, the company provided computer integration support and service to U.S.-based clients at both their stateside and overseas locations. Anywhere Internet's client base includes the United States Marine Corps (stateside and worldwide), the U.S. Food and Drug Administration (Rockville, MD), the U.S. Department of the Treasury (Washington, DC); the U.S. Department of State (Washington, DC); Washington Square Securities (Richmond, VA), the world's largest construction company Turner Construction Company (Dallas - New York) and its parent company, HOCHTIEF (Essen, Germany).

On May 19, 2006, the Company acquired Franchise Theater.com.  FranchiseTheater.com (www.franchisetheater.com) is a portal used by individuals and investors to find information on franchise opportunities that are currently available on the market. FranchiseTheater.com specializes in researching and investigating the most exciting and rewarding business opportunities.

FranchiseTheater.com delivers franchising facts through reading material and accompanying franchise videos. The most effective way for interested individuals to learn about franchises currently for sale is to watch the videos that are available on the site. FranchiseTheater.com has a successful track record of connecting the right person with the right franchise opportunity.

FranchiseTheater.com is a preferred resource for finding required goods and services available through franchising because FranchiseTheather’s staff is experienced in the planning, placement and monitoring of Internet advertising. The site offers opportunities for organizations to generate sales by reaching the thousands of professionals and individuals that visit FranchiseTheater.com.

Management believes FranchiseTheater.com is an excellent fit as they will now be able to offer a complete solution to the public. Information Architects will utilize the tools available through FranchiseTheater.com to offer their franchises for sale, and to offer financing to qualified buyers and control the entire process from prospect to transaction completion. IA employs a team of skilled professionals with a wealth of experience in implementing a national growth strategy.

On May 23, 2006, the Company completed an acquisition of ClearCast Communications Inc. The acquisition of ClearCast Communications is expected to complement Information Architect's existing capabilities and products.

The day-to-day operations of ClearCast Communications include broadcasting, communications and e-commerce. The technology empowered by ClearCast will allow Information Architects to immediately gain market share in broadcasting, strengthen other areas of operations and introduce new areas for expansion.

While focusing on Internet technology and deliverables, ClearCast combines the power of broadcast media, the web, Voice-Over-Internet Telephony, e-commerce and security to provide solutions that bring both consumers and business together in a common marketplace. With solutions for both businesses and consumers, ClearCast has developed a virtual "world trade center" on the web by providing the connectivity, the affiliations, the content through their IPTV portal of channels and the capability to conduct business electronically in an easy to navigate and secure environment.

The ClearCast portfolio of products and services delivers value through: Voice-Over-Internet-Service for business and residential users, IPTV, original broadcast content and print assets. ClearCast has a dedicated group working with philanthropic ventures that benefit causes such as wildlife conservation, cancer research and other charitable organizations.

On June 9, 2006 we completed an Asset Acquisition Agreement with GWIB CO LLC.  . GWIB Co is a leading-edge provider of contact center services and comprehensive customer relationship management (CRM) solutions. GWIB provides a highly effective communications portal GWIB brings a solid and experienced core management team that has a great deal of expertise in contact center development, sales generation, business operations and business expansion. The team has worked extensively in telephony administration, network setup and administration. GWIB is positioned to be one of the top tier contact centers in the Caribbean

RESULTS OF OPERATIONS

The Company incurred losses for the three months ended June 30, 2006 of  $113,211.

IA had revenues of approximately $3,104 for the three months ended June 30, 2006.

Other Income (Expense)

During the three months ended June 30, 2006, interest expense was $11,427.

The Company continues efforts to support existing revenues as well as add new revenue through customer acquisition and the agent / reseller program.

Other

We may continue to invest in introducing new concepts into the Internet marketplace as we go forward. These investments have up front costs with delayed revenue, if any, and could impact both the timing of our revenue and our net income or loss. These investments may also cause volatility in our quarter-to-quarter results.

Research and Development

There was no software development or other research and development costs capitalized in the three months ended June 30, 2006.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time.

General and Administrative

General and administrative expenses were $59,597 in three months ended June 30, 2006.

Depreciation and Amortization

Depreciation and amortization expenses were $35,524 in three months ended June 30, 2006.

Other Items

We had no interest income in the three months ended June 30, 2006, due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for three months ended June 30, 2006 or 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

August 21, 2006	INFORMATION ARCHITECTS CORPORATION BY: /S/ Todd K. Morgan —————————————— Todd K. Morgan Chief Executive Officer