Form 10QSB
period 2006-09-30
INFORMATION ARCHITECTS CORP
filed 2006-11-21
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes [  ] No[X ]

        As of October 24, 2006 there were 926,771,719 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

        Transitional Small Business Disclosure Format (Check one):

Yes [    ] No [X]

PART I	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Balance Sheets As of September 30, 2006
	(Unaudited) and December 31, 2005	3

	Statements of Operations (Unaudited)
	For the Three Months ended September 30, 2006 and December 31, 2005	4

	Statements of Cash Flows (Unaudited)
	For the Three Months ended September 30, 2006 and December 31, 2005	5

	Notes to Unaudited Financial Statements	6

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

	Overview	9

	Results of Operations	11

	Financial Condition and Liquidity	13

ITEM 3:	CONTROLS AND PROCEDURES	15

PART II	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS	16

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3:	DEFAULT UPON SENIOR SECURITIES	16

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDERS	16

ITEM 5:	OTHER INFORMATION	16

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	16

	Signatures	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Information Architects Corporation

Fort Lauderdale, FL

We have reviewed the accompanying consolidated balance sheet of Information Architects Corporation and subsidiaries as of September 30, 2006 and the related statements of operations for the three and six-months ended September 30, 2006, and cash flows for the six-months ended September 30, 2006, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2006.  These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC

November 20, 2006

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

BALANCE SHEETS (Unaudited)

	Unaudited	Audited
	September 30,	December 31,
	2006	2005

ASSETS:
Current Assets:
Cash	$ 10,749	$ -
Accounts Receivable	13,926	29,210
Loan Receivable	1,200	-

Total Current Assets	25,875	29,210

Fixed Assets:
Office Equipment	1,084,395	1,061,271
Software	322,681	322,681
Patents - Licenses	6,000	6,000
	1,413,076	1,389,952
Less Accumulated Depreciation	(160,911)	(117,511)

Total Fixed Assets	1,252,165	1,272,441

Other Assets:
Investment in ATWL	525,000	525,000
Deferred Expenses	27,300	-
Deposit	2,100	-
Goodwill	41,695	-

Total Other Assets	596,095	525,000

TOTAL ASSETS	$1,874,135	$ 1,826,651

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accruals	$0	$ 3,102,570
Bank Indebtedness	-	30,787
Due to Tri-Holdings	-	30,000
Due to Greentech	-	1,547,838
Due to Shareholders	-	52,500
Deferred Revenue	180,000	-
Note Payable	643,355	637,159

Total Current Liabilties	4,247,243	5,400,854

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 1,000,000 shares authorized	76	76
75,500 shares issued and outstanding 2006 and 2005
Preferred Stock Series B, $.001 par value, 4,000,000 shares	2,840	230
authorized, 2,840,000 shares issued and outstanding 2006
230,350 shares issued and outstanding 2005
Preferred Stock Series C. $.001 par value, 500,000 shares	150	150
authorized, 150,000 shares issued and outstanding 2006 and 2005
Preferred Stock Series D, $.001 par value, 500,000 shares authorized	60	60
60,000 shares issued and outstanding 2006 and 2005
Preferred Stock Series F, $.001 par value, 500,000,000 shares authorized		48,000
926,771,719 shares issued and outstanding September 2006 and	926,769	716,278
716,280,719 issued and outstanding December 31, 2005
Common stock to be issued	-	61,000
Additional Paid-In Capital	76,554,861	75,159,252
Accumulated deficit	(79,905,864)	(79,559,249)

Total Stockholders' Equity (Deficit)	(2,373,108)	(3,574,203)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,874,135	$ 1,826,651

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE-MONTH PERIOD ENDED September 30, 2006

	Three-Months Ended		Six-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue:
Sales	$ 6,791	$ 150,083	$ 9,895	$ 339,747

Total Income	6,791	150,083	9,895	339,747

Expenses
Cost of Goods Sold	-	81,682	8,943	154,195
Depreciation	21,700	21,700	65,100	43,400
General and Administrative	161,795	226,894	214,340	382,465

Total Expenses	183,495	330,276	288,383	580,060

Net Loss From Operations	(176,704)	(180,193)	(278,488)	(240,313)

Other Income/Expenses:
Interest Expense	(34,020)	(11,340)	(68,127)	(22,680)
	-
Net Other Income/Expense	(34,020)	(11,340)	(68,127)	(22,680)

Net Gain/Loss	$(210,724)	$ (191,533)	$ (346,615)	$ (262,993)

Per Share Information:

Weighted average number
of common shares outstanding	-	207,965,549	781,323,675	214,754,345

Net Loss per common share	$ (0.001)	$ (0.001)	$ (0.001)	$ (0.001)

The accompanying notes are an integral part of these financial statements1

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	September 30,
	2006	2005

Cash Flows from Operating Activities:

Net (Loss)	$(346,615)	$(262,993)
Depreciation	43,400	43,400
Stock for Acquisition	-	698,000
Adjustments to reconcile net loss to cash used
by operating activities
(Increase) Decrease Accounts Receivable	14,084	3,100
Increase (Decrease) in payables to affiliates	(14,524)	(45,992)
(Increase) in Deposits	(2,100)	-
(Increase) Deferred Expenses	(27,300)	-
(Decrease) Increase in accounts payable and accrued expenses	127,258	274,363

Net Cash Used by Operating Activities	(205,797)	709,878

Cash Flows from Investing Activities:
Purchase of Equipment	(23,124)	(707,945)
Goodwill for Acquistions	(41,695)	-

Net Cash Provided by Investing Activities	(64,819)	(707,945)

Cash Flows from Financing Activities:
Bank Overdraft	-	(1,933)
Deferred Revenue	180,000
Cancellation of stocks to be issued	(61,000)
Payments of notes payable	(2,000)	-
Issuance of common stock	188,956
Proceeds from Long term Debt	6,196	-

Net Cash Provided by Financing Activities	281,365	(1,933)

Net Increase in Cash & Cash Equivalents	10,749	-

Beginning Cash & Cash Equivalents	-	-

Ending Cash & Cash Equivalents	$ 10,749	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$ -	$ -
Cash paid for Income Taxes	$ -

NON-CASH TRANSACTIONS
Common stock issued for services	$ -	$ 27,000

INFORMATION ARCHITECHTS, INC.

Consolidated Notes to Financials

September 30, 2006

Note 1 – Presentation of Interim Information

Note 2 – Going Concern:

The company’s financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

September 30, 2006

Note 3 - Commitments and Contingencies

Earnings Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method. For the three months ended September 30, 2006 all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses in that period.

Legal Matters

NONE

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

September 30, 2006

Going Concern

Information Architects Corporation (“IA” or “Company”) financial statements for the three months ended September 30, 2006 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries and has continued to incur losses for the three months ending September 30, 2006 totaling $191,533.

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

Other Disclosures for Shareholders’ Benefit

On May 8, 2006 , the Company completed the asset acquisition agreement with Anywhere Internet, Inc.   Anywhere Internet is a company that delivers carrier class, high-speed Internet service and VOIP solutions to businesses, hotels, marinas, cities, government and communities using a secure wireless connection. Anywhere Internet provides needs assessment, site survey, integration, service and support for every type of environment, without the normal wait for traditional Internet service installation. Visit www.anywhereinternet.com for more information.

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

FranchiseTheater.com delivers franchising facts through reading material and accompanying franchise videos. The most effective way for interested individuals to learn about franchises currently for sale is to watch the videos that are available on the site. FranchiseTheater.com business pan it to focus on connecting the right person with the right franchise opportunity.

FranchiseTheater.com is a resource for finding required goods and services available through franchising .. FranchiseTheather.com’s staff is experienced in the planning, placement and monitoring of Internet advertising. The site offers opportunities for organizations to generate sales by reaching the thousands of professionals and individuals that visit FranchiseTheater.com.

Management believes FranchiseTheater.com is an excellent fit as they will now be able to offer a complete solution to the public. Information Architects will utilize the tools available through FranchiseTheater.com to offer their franchises for sale (see, Frannovations, below),   offer investment financing to qualified buyers, to be available to provide services for the entire process from prospect to transaction completion. IA employs a team of skilled professionals with a wealth of experience in implementing a national growth strategy.

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

ClearCast initiated the national launch of ClearVOIS VoIP service, and completed its first large scale contract with Loyalty Solutions , a 3 million member group that will begin rollout of ClearVOIS in late October 2006.

ClearCast Communications initiated its commerce vertical by launching ClearSpend and Frannovations.  ClearSpend gives consumers an opportunity to shop online with several retailers and manufacturers.  ClearSpend focuses on Saving, Rewards and Charitable donations for each ClearSpend member.

Frannovations is ClearCast Communications Commerce vertical that focuses on franchise concept development.  Frannovations is currently in negotiations with several franchise concepts.  Once complete, Frannovations will complete all development process to bring the concepts to market.  It is anticipated that Frannovations will be finalize 2-3 contracts in fourth quarter 2006.

After a due diligence review of the respective transactions, the Company did not complete the following a cquisitions: GWIB , Big Entertainment Group, Sailor Productions, and Global Triad.

The Company is finalizing its due diligence with respect to XONtv.net and The Xtreme Outdoor Network , and expects to complete acquisition early November 2006.  XON focuses on content development of hunting, fishing, and outdoor entertainment for ClearCast Communications’ media division.  XON is a start - up project that brings relationships with key hunting, fishing manufactures and current content projects.

The Company is finalizing its acquisition of Airborne Platforms International, founded by Dr. Daniel Redford.  API brings to the Company the ability to close the loop on its communications deliverables by enabling the Company to deploy large scale WiFi installations in any demographic throughout the United States.

RESULTS OF OPERATIONS

The Company incurred losses for the three months ended September 30, 2006 of $113,211.

IA had revenues of approximately $3,104 for the three months ended September 30, 2006.

Other Income (Expense)

During the three months ended September 30, 2006, interest expense was $11,427.

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

Research and Development

There was no software development or other research and development costs capitalized in the three months ended September 30, 2006.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time.

General and Administrative

General and administrative expenses were $59,597 in three months ended September 30, 2006.

Depreciation and Amortization

Depreciation and amortization expenses were $35,524 in three months ended September 30, 2006.

Other Items

We had no interest income in the three months ended September 30, 2006, due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for three months ended September 30, 2006 or 2005.

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

None

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

November 20, 2006

INFORMATION ARCHITECTS CORPORATION BY: /S/ Todd K. Morgan —————————————— Todd K. Morgan Chief Executive Officer