Form 10KSB
period 2006-12-31
INFORMATION ARCHITECTS CORP
filed 2007-05-18
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
(Title of class)

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant's revenues for the year ended December 31, 2006 was $503,470.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes

[X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of December 31, 2006 was $ 54,273,655.57

The number of shares of common equity outstanding as at December 31, 2006 was 716,280,719

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Information Architects Corporation and it subsidiaries (collectively the "Company" or "IA") was a developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions for both corporations and individuals. The Company suspended operations in late 2002.

IA in 2006 continued to enhance its product by staying up-to-date with its customer's needs. We performed additional enhancements to the software, worked to enhance our backroom customer support and services systems and to expand our sales and marketing effort. In order to increase sales as quickly as possible, the Company's sales focus has been on building partner and affiliate relationships. As of December 31, 2006, we have entered into twenty-three partners and affiliate relationships with companies in the Human Resources (“HR”) and HR associated marketplace as well as companies that focus on marketing various products and services to the business community. We are actively working on training and supporting these entities. We have also entered into several Sales Partner Software Integration Agreements with HR companies looking to integrate their systems directly into IA's. The company maintains a website at www.ia.com

Daystar Telecom, Inc., a Fort Lauderdale based company, which was acquired by IA in 2003, has a product, timerace.net, that provides automatic call tracking to the legal and accounting vertical. This software solution integrates very well into small to medium professional offices that do not have the critical mass for the expenses normally associated with both sophisticated bill-tracking systems. The system is voice activated and collects billing information, collection of voice data both incoming and outgoing, and collects data from these calls (including cellular phones). Other value added services such as conference recording and transcription production is tied into the back end, and the phone tracking and data capturing can take place from anywhere in the world. The current business model of Daystar is on hold pending the success of the company's financing activities. In 2004 DayStar Telecom, Inc. was involved in a contractual dispute with one if its vendors. The vendor MemberCall filed suit against DayStar in December 2004. A judgment was awarded to MemberCall and DayStar has filed a Notice of Appeal.

Acquisition of Remote Credit Card Authentication Patent

On February 25, 2004, Information Architects Corp. acquired a patent, US 6,270,011 B1 (remote credit card authentication system) , in exchange for 60,000 shares of Series D preferred shares and employment agreements for two employees of OTE Networks LTD. The patent is in relation to a fingerprint scanning methodology for providing secure transactions with credit cards by adding a fingerprint scanner at the point-of-sale to obtain fingerprint data, so that a credit card company can verify the fingerprint. The method is integrated into the existing negotiations protocol between a point-of-sale system and a credit card company database, and uses a human fingerprint and a secure algorithm. The credit card company has the customer fingerprint for comparison on its existing database, and the existing credit card operation will be usual, with the fingerprint data added to it to authenticate and secure the operation via communication media while making the point-of-sale purchase.

The development of the patent goes hand-and-hand with the IPC subsidiary (Information Processing Corporation discussed below). The ability to test and deploy the patent using the IPC processing center will speed its deployment to the marketplace and give IA the ability to market the patent and services developed from it to various IPC clients and customers.

Acquisition of FFS Transaction, LLC Assets and Liabilities

On June 8, 2004 Information Processing Corporation, ("IPC") a Nevada corporation was incorporated and 100 % of the shares were issued to Information Architects Corporation. On June 3rd, 2004, an Asset Acquisition Agreement was entered into between Information Processing Corporation and FFS Transaction Corp, LLC to acquire the assets and certain liabilities of FFS Transaction Corp, LLC. This company owns certain licenses, which allow it to do credit card processing. The acquisition of these assets further complements its recent acquisitions and defines the additional direction in which the Company is heading.

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

Acquisition of Thronburg Oil Lease

On June 16, 2005, the Company entered into an asset acquisition agreement with Synergistic Investments and IFGT-SI International Funding Group Trust ("IFGT-SI" a Delaware Trust). IFGT-SI assigned fifty-one and one half percent of the Oil and Gas Lease with James Thronburg in exchange for 650,000,000 shares of Company common stock and 48,000,000 shares of Preferred stock. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of the Company, or any associate of such director or officer. The issuance of these shares is in dispute due to the determination by IA that IFGT-SI did not have any ownership interest in the Lease at the time of the asset acquisition.

Disposition of Thronburg Oil Lease

On October 14, 2005 Information Architects Corporation, completed the asset acquisition agreement with Petrolium Communication Holdings Inc., formerly known as AIT Wireless (OTC: ATWL). The Company shall assign fifty-one and one half percent of the James Thronburg Oil and Gas Lease (see 8-k filed by the Company on June 27, 2005) in exchange for 500,000,000 shares of ATWL common stock and 25,000,000 shares of Preferred stock. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of Company, or any associate of such director or officer.  The shares were returned to ATWL when IA determined that IFGT-SI did not have ownership interest in the Th r onburg leases.

Subsidiaries

Clearcast Communications and Frannovations are both companies that were run and developed by the former CEO of Information Architects Todd Morgan. Since his recent resignation it has become clear that a number of issues, not the least of which is full access to all the companies records and contractual obligations, as well as various historical transition obligations needs to be promptly reviewed and appropriately analyzed. IA is currently working towards a viable solution to the dilemma and relative operating vacuum created by Mr. Morgan’s unexpected departure. The status of both companies is currently under an internal review.

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

Management suspended operations in connection with its original Jitzu software in 2002 and , after acquiring from Perceptre LLC its software, re-commenced operations in June 2003 and thus is able to license this software to governmental and commercial sector customers. IA has hired a sales force to market its unique Preceptor software as reflected in the financial statements of the Company.

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

EMPLOYEES

As of December 31, 2006 , there were six employees. –Todd K. Morgan CEO, Jon Grinter - President, and four employees in operations.

The Board of Directors of IA accepted the resignation of Todd K. Morgan as CEO effective March 20, 2007.

ITEM 2. DESCRIPTION OF PROPERTY

Presently, the Company corporate office is located at 1420 NW 23rd Avenue, Ft. Lauderdale, Florida 33311.

The Company closed its office in Lutz, Florida.

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

 No Legal Proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Increase of authorized stock for lease transaction not needed

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol "IACH".

For Year Ended December 31, 2006	High	Low
1st Quarter Ended March 31, 2005	$0.35	$0.05
2nd Quarter Ended June 30, 2005	$0.155	$0.03
3rd Quarter Ended September 30, 2005	$0.09	$0.02
4th Quarter Ended December 31, 2005	$0.155	$0.017
1st Quarter Ended March 31, 2006	$0.08	$0.018
2nd Quarter Ended June 30, 2006	$0.11	$0.045
3rd Quarter Ended September 30, 2006	$0.055	$0.028
4th Quarter Ended December 31, 2006	$0.047	$0.003
1st Quarter Ended March 31, 2007	$0.028	$0.007

BENEFICIAL HOLDERS

As of December 31, 2006, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

DIVIDENDS

We have not paid any cash dividends since our inception. By reason of our present financial status and contemplated future financial requirements, we do not anticipate paying any cash dividends in the foreseeable future.  ATWL certificate was sent back to transfer agent. We sent their stock back to them.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

In June 2005, the Company issued 650,000,000 share of common stock as part of the acquisition of Oil Leases.   These shares are in dispute, and the Company is seeking the return and cancellation of these shares.  Also in 2005, the Company recorded as shares to be issued, 61,000,000 common shares at par value relating to a finders fee on the oil lease sale transaction. These shares are also in dispute, and the Company is seeking the return and cancellation of these shares.

Series B Preferred Stock

In 2004, the Company authorized 500,000,000 shares of Series B Preferred Stock with a par value of $0.001 per share. Series B preferred share are convertible into 100 shares of common stock without any further action by the holders of such shares and have the right to vote based on 200 votes for each share of Series B preferred stock.

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

The entire Series of convertible F Preferred Stock was canceled as a part of the Cancellation process with ATWL. (SEE ATTACHED LETTER FROM ERNIE PHILLIPS  ATTACHMENT )

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Never Completed

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to December 2002, Information Architects Corporation and Subsidiary ("IA" or the "Company") provided dynamic content delivery and interchange infrastructure solutions for businesses based on our core product, Jitzu. In December 2002 the Company suspended operations in connection with the sale and distribution of its core product. In June 2003 the company re-commenced operations. In 2005 the Company's revenues are derived from its Employment Screening and Background Investigations software application. In 2006 the Company ceased its efforts to continue in the Employment Screening and Background Investigation Industry.

A review of available options presented some opportunities in the franchise and communication service i ndustries. Over the last 12 months those opportunities have not proven out as originally anticipated.

In 2006 the Company signed a letter of Intent with Airborne Platforms Inc to invest in and help develop their “Prometheus 2” Technology ( a new advance in both Broadcast and Climate Science). The final disposition of the relationship is currently in final review.

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

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2006 the Company incurred a loss of $ compared to a loss of $620,106 for the year ended December 31, 2005.

The following financial discussion related to our operations.

IA had revenues of $ in 2006 compared to $503,470 in 2005.

IA was affected by the economic weakness as generally seen throughout the technology industry, which caused the Company to take this new direction.

Cost of Revenues and Gross Margin

IA reported 2006 cost of revenues of approximately $ compared to $234,811 in 2005. Cost of revenues in 2006 relates to support services required in connection with services provided by the Company to its customers.

Sales and Marketing

Sales and marketing expenses were approximately $0 in 2006 as compared to $0 in 2005.

Research and Development

There was $0 in research and development expenses in 2006 as compared to $0 in 2005.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time.

General and Administrative

General and administrative expenses were approximately $0 in 2006 compared to $626,320 in 2005.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $ in 2006 as compared to $43,846 in 2005.

Other Items

We had no interest income in 2006 and 2005; due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for 2006 or 2005.

Other

During 2006 and 2005, we issued common stock to raise cash, to convert debt to equity, to pay for services and to acquire assets. We also use stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice.

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

 ITEM 7.  FINANCIAL STATEMENTS

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

	December 31,
	2006	2005
ASSETS:
Current Assets:
Accounts Receivable	$ 29,210	$ 60,717

Total Current Assets	29,210	60,717
Fixed Assets:
Office Equipment	1,061,271	493,677
Software	322,681	330,936
Patents - Licenses	6,000	556,000
	1,389,952	1,380,613
Less Accumulated Depreciation	(117,511)	(73,665)

Total Fixed Assets	1,272,441	1,306,948
Other Assets:
Investment in ATWL	525,000	-

Total Other Assets	525,000	-

TOTAL ASSETS	$ 1,826,651	$ 1,367,665
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Bank Indebtedness	$ 30,787	$ 5,395
Accounts Payable and Accrued Expenses	3,102,570	2,803,774
Due to Tri-Holdings - Related Party	30,000	30,000
Due to Greentech - Related Party	1,547,838	1,625,434
Due to Shareholders	52,500	42,500
Note Payable	637,159	573,659

Total Current Liabilties	5,400,854	5,080,762

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 1,000,000 shares authorized	76	76
75,500 shares issued and outstanding 2006 and 2005
Preferred Stock Series B, $.001 par value, 500,000 shares	230	230
authorized, 230,350 shares issued and outstanding 2006 and 2005
Preferred Stock Series C. $.001 par value, 500,000 shares	150	150
authorized, 150,000 shares issued and outstanding 2006 and 2005
Preferred Stock Series D, $.001 par value, 500,000 shares authorized	60	60
60,000 shares issued and outstanding 2006 and 2005
Preferred Stock Series F, $.001 par value, 500,000,000 shares authorized	48,000	-
48,000,000 shares issued and outstanding in 2006
Common stock, $.001 par value, 2,000,000,000 shares authorized
`716,280,719 shares issued and outstanding December 2006 and	716,278	66,278
66,280,719 issued and outstanding December 31, 2005
Common stock to be issued	61,000	-
Additional Paid-In Capital	75,159,252	75,159,252
Accumulated deficit	(79,559,249)	(78,939,143)

Total Stockholders' Equity (Deficit)	(3,574,203)	(3,713,097)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,826,651	$ 1,367,665

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	December 31,
	2006	2005

Cash Flows from Operating Activities:

Net (Loss)	$ (620,106)	$ (3,193,428)
Issuance of stock for services	-	1,083,622
Depreciation	43,846	56,407
Loss on sale of oil lease	173,000
Adjustments to reconcile net loss to cash used
by operating activities
(Increase) Decrease Accounts Receivable	31,507	(5,153)
Increase (Decrease) in payables to related parties	(77,596)	1,689,434
(Decrease) Increase in accounts payable and accrued expenses	298,796	819,738

Net Cash Used by Operating Activities	(150,553)	450,620

Cash Flows from Investing Activities:
Issuance of stock for acquisition		40,489
Purchase of Equipment	(9,339)	(1,064,468)

Net Cash Provided by Investing Activities	(9,339)	(1,023,979)

Cash Flows from Financing Activities: Bank Overdraft	25,395	5,392
Stock to be issued	61,000	-
Payments of notes payable	-	(19,821)
Borrowing from Related Parties	73,500	593,480

Net Cash Provided by Financing Activities	134,500	579,051

Net Increase in Cash & Cash Equivalents	(25,392)	300

Beginning Cash & Cash Equivalents	(5,395)	(5,695)

Ending Cash & Cash Equivalents	$ (30,787)	$ (5,395)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$ -	$ 11,739
Cash paid for Income Taxes	$ -

NON-CASH TRANSACTIONS
Common stock issued for services	$ -	$ 27,000
Stock issuance for Acquisition of Oil Lease	$ 698,000	$ 40,489
Acuisition of ATI Wireless shares from oil lease sale	$ (525,000)	$ -

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

DECEMBER 31, 2006

													Issuable
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		COMMON STOCKS		Common Stock		Additional		Total
			Series B		Series C		Series D		Series F						Paid-In	Accumulated	Stockholders'
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2003	75,500	$ 76	230,350	$ 230	-	$ -	-	$ -	-	$ -	33,656,089	$ 33,656	10,950,000	$ 10,950	$ 74,057,023	$ (75,745,715)	$ (1,643,780)

Issuance of stock for ICABS Acquisition	-	-	-	-	100,000	100	-	-	-	-	-	-	-	-	16,890	-	16,990
Issuance of stock for Patent	-	-	-	-	-	-	60,000	60	-	-	-	-	-	-	5,940	-	6,000
Issuance of stock for IMES Acquisition	-	-	-	-	50,000	50	-	-	-	-	21,672,440	21,672	-	-	17,449	-	39,171
Issuance of stock for services	-	-	-	-	-	-			-	-	2,190	-	-	-	1,061,950	-	1,061,950
Issuance of stock for reverse stock split	-	-	-	-	-	-			-	-	-	-	-	-	-	-	-
Issuance of issuable stocks	-	-	-	-	-	-	-	-	-	-	10,950,000	10,950	(10,950,000)	(10,950)	-	-	-
Net Loss for Year	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,193,428)	(3,193,428)

Balance - December 31, 2004	75,500	76	230,350	230	150,000	150	60,000	60	-	-	66,280,719	66,278	-	-	75,159,252	(78,939,143)	(3,713,097)

Issuance of stock for Oil Lease	-	-	-	-	-	-	-	-	48,000,000	48,000	650,000,000	650,000					698,000
Issuance of stock for finders fees	-	-	-	-	-	-	-	-	-							-	61,000
Net Loss for Year	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(620,106)	(620,106)

Balance - December 31, 2006	75,500	$ 76	230,350	$ 230	150,000	$ 150	60,000	$ 60			716,280,719	$ 716,278	61,000,000	$ 61,000	$ 75,159,252	$ (79,559,249)	$ (3,574,203)

The accompanying notes are an integral part of these financial statements.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Information Architects Corporation and Subsidiary (the "Company" or "IA"), a North Carolina corporation, was formerly a developer of dynamic content delivery and interchange infrastructure software solutions for both corporations and individuals. Due to the Company's inability to achieve profitable operations and the lack of capital to continue to develop its product line and sales staff, the Company suspended its operations in December 2002 and wrote off all its assets. In 2003, the Company acquired the software of Perceptre, LLC ("perceptre"), Accurate Research Solutions, Inc. ("ARS") and Daystar Telecom, Inc. (Daystar") as outlined below and commenced providing services using the perceptre software. In 2004, the Company acquired ICABS.COM, Inc., International Monetary Exchange Systems Corporation, and formed Information Processing Corporation, and purchased a patent which transactions are more fully described below. In 2005 the Company purchased and sold Oil Leases. In September 2005, the Company signed an Acquisition Agreement with AIT Wireless, Inc. for sale of the Oil Leases. In 2006 the Company signed a letter of Intent with Airborne Platforms Inc to invest in and help develop their “Prometheus 2” Technology ( a new advance in both Broadcast and Climate Science). The final disposition of the relationship is currently in final review.

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

DECEMBER 31, 2006 and 2005

(Continued)

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

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

(Continued)

Acquisition of Thornburg Oil Lease

On June 16, 2005, the Company entered into an asset acquisition agreement with Synergistic Investments and IFGT-SI International Funding Group Trust ("IFGT-SI" a Delaware Trust). IFGT-SI assigned fifty-one and one half percent of the Oil and Gas Lease with James Thornburg in exchange for 650,000,000 shares of Company common stock and 48,000,000 shares of Preferred stock. Synergistic Investments and IFGT-SI International Funding Group Trust ("IFGT-SI" a Delaware Trust). IFGT-SI did not have title to the asset being transferred so all transactions regard the asset have been canceled and the BOD is taking all appropriate steps to protect the shareholders.

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

Going Concern

The Company's financial statements for the years ended December 31, 2006 and 2005 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company through its acquisitions has been operating since June 2003. The Company has incurred losses of $3,193,428 in the year ended December 31, 2004 and $620,106 in the year ended December 31, 2005 and has accumulated losses of $79,559,249 to December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate sufficient future revenue from the acquisition of the perceptre software and the other recent acquisitions and/or acquire other existing businesses that are able to generate profits. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the years ended December 31, 2006 and 2005 depreciation and amortization expense amounted to $ 43,846 and $56,407, respectively.

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

Net Loss Per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the period ended December 31, 2006 and 2005, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses in those years. At December 31, 2006, there were warrants outstanding to purchase of 9,753,905 common shares which may dilute future earnings per share. Also there were preferred shares which if converted would convert to 53,158,500 shares of common stock.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

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

DECEMBER 31, 2006 and 2005

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

DECEMBER 31, 2006 and 2005

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

DECEMBER 31, 2006 and 2005

(Continued)

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT)

Convertible Preferred Stock

In 2005, the Company increased the number of authorized preferred shares to 500,000,000 but has not assigned these shares to individual classes.

In 2003, the Company authorized 5,000,000 shares of Series B Preferred Stock with a par value of $0.001 per share. Series B preferred shares are convertible into 100 shares of common stock without any further action by the holders of such shares, and have the right to vote based on 200 votes for each share of Series B preferred stock.

In 2003, the Company issued 215,350 shares of Series B Preferred Stock in connection with the purchase of the perceptre software and 15,000 shares of Series B Preferred Stock in connection with the purchase of Daystar. All of these shares have been converted out.

Series C Preferred Stock

In 2003, the Company authorized 500,000 shares of Series C Preferred Stock with a par value of $0.001 per share. Series C preferred share are convertible into 10 shares of common stock without any further action by

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

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

In 2006, these shares were under transfer review. Subject to Appropriate Board of Director action.

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

DECEMBER 31, 2006 and 2005

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

In 2006, the shares from the Oil Lease Acquisition were under transfer review. Subject to appropriate Board of Director action.

Stock Options and Warrants

Stock Option Plan

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

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

On January 25, 2002, the Company's shareholders voted to approve an amendment to the stock option plan to increase the number of shares of common stock that may be issued under the plan from 800,000 to 4,000,000 shares after giving effect to the one-for-five reverse split. This amendment was effective February 1, 2002. The plan has not yet been amended for the most recent one-for-three reverse split. All of these options have expired.

A summary of the options issued under the plan as of December 31, 2006 and 2005 and changes during the years is presented below:

	Weighted Average Exercise

Outstanding December 31, 2002	8,957	$86.25
Canceled and expired	(6,824)	86.25
Granted	9,000,000.97

Outstanding - December 31, 2003	9,002,133	$ .99
Canceled and expired	(2,133)	86.25

Outstanding - December 31, 2004	9,000,000	$ .97
Canceled and expired	-0-	.00
Outstanding - December 31. 2005
	9,000.000	$ .97

Common Stock Warrants

A summary of warrants issued to employees and non-employees and changes during 2005 and 2004 is presented below (there were no warrants issued in 2006 and 2005):

	Number of Shares	Weighted Average
		Exercise Price
	-----------------	------------------
Outstanding December 31,
2002	763,471	$ 2.82
Canceled and expired	(370)	118.20
	-----------------	---------------

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

(Continued)

Outstanding December 31,
2003	763,101	$2.74

Canceled and expired	(9,196)	30.02
	-----------------	---------------
Outstanding December 31,
2004	753,905	$2.69
Canceled and expired	-0-	-0-
Outstanding December 31,
2005	753,905	$ 2.69

The following table summarizes information about warrants outstanding at December 31, 2006:

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

DECEMBER 31, 2006 and 2005

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

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

                                            Year Ended December 31,

                                                          2006

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

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:

---------------------------------------------------------------------

Alfred Tracy          42         Director          April 2004

Jon Grinter

 57         Director          May 2006

---------------------------------------------------------------------

The Board of Directors of IA accepted the resignation of Mr. William Overhulser as COO and Director effective January 9, 2006.  The Company accepted the resignation of Todd K. Morgan as director and Chief Executive Officer on March 20, 2007.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2006 through December 31, 2006, the registrant has been unable to determine if the prior directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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

JOHN GRINTER became a Director and President of IA on May 1, 2006. Mr.Grinter attended both the University of Florida and UCLA majoring in Communications and Film. His general business experience includes consulting relationships with numerous diversified Companies contributing experience in both Marketing and General Operations. He has also been very active as a small business owner and investor in a wide variety of industries (general retail, entertainment, e-commerce, security, outdoor sports and restaurants).

There have been no material changes to the procedures by which shareholders may submit nominees to the Company’s Board of Directors.

The Company has not adopted a Code of Ethics.

The Company does not currently have a standing audit committee.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth information with respect to compensation paid by the Company for the services of the Company's Chief Executive Officer and Chief Operation Officer for the years ended December 31, 2005 and December 31, 2006.

SUMMARY COMPENSATION TABLE
Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

JON GRINTNER President	2005 2006	$250,000 $0	$0 $0	$0 $0	$2,500,000 $2,500,000

All options listed were granted pursuant to the Company's stock option plan. Option exercise prices were at the market price when granted. The options have a term of ten years and vest in one year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of ____________ by (i) each person who is known by the Company to own beneficially more than 10% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors and (iii) all of the aforementioned as a group:

Names of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Class	Percent of Common Shares as of 12/31/06

Jon Grinter	2,500,000	Less than 1%
Alfred Tracy, Director	2,350,000	Less than 1%
Officers and Directors as a Group (2)	4,850,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no relationships or transactions required to be reported hereunder.  None of the Company’s Directors are deemed to be independent directors.

ITEM 13. EXHIBITS

List of Exhibits:

Exhibit No.	Document	Document Location
31.1	Rule 13a-14(a)/15d-14(a) Certifications	Included
32.1	Section 1350 Certifications	Included
99	Letter From Ernie Phillips	Included

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

TOTAL FEES

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

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

May 18, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /S/ Jon Grinter —————————————— Jon Grinter President and Director