Form 10-Q
period 2007-03-31
INFORMATION ARCHITECTS CORP
filed 2007-05-21
CIK 1018336

                  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes [  ] No[X ]

        As of October 24, 2006 there were 926,771,719 shares of Information Architects Corporation common stock, $0.001 par value, outstanding.

        Transitional Small Business Disclosure Format (Check one):

Yes [    ] No [X]

PART I	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Balance Sheets As of March 31, 2007
	(Unaudited) and December 31, 2006	3

	Statements of Operations (Unaudited)
	For the Three Months ended March 31, 2007 and December 31, 2006	4

	Statements of Cash Flows (Unaudited)
	For the Three Months ended March 31, 2007 and December 31, 2006	5

	Notes to Unaudited Financial Statements	6

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

	Overview	9

	Results of Operations	11

	Financial Condition and Liquidity	13

ITEM 3:	CONTROLS AND PROCEDURES	15

PART II	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS	16

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3:	DEFAULT UPON SENIOR SECURITIES	16

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDERS	16

ITEM 5:	OTHER INFORMATION	16

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K	16

	Signatures	17

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

BALANCE SHEETS (Unaudited)

	Unaudited	Audited
	March 31,	December 31,
	2007	2006

ASSETS:
Current Assets:
Cash	$ 10,749	$ -
Accounts Receivable	13,926	29,210
Loan Receivable	1,200	-

Total Current Assets	25,875	29,210

Fixed Assets:
Office Equipment	1,084,395	1,061,271
Software	322,681	322,681
Patents - Licenses	6,000	6,000
	1,413,076	1,389,952
Less Accumulated Depreciation	(160,911)	(117,511)

Total Fixed Assets	1,252,165	1,272,441

Other Assets:
Investment in ATWL	525,000	525,000
Deferred Expenses	27,300	-
Deposit	2,100	-
Goodwill	41,695	-

Total Other Assets	596,095	525,000

TOTAL ASSETS	$1,874,135	$ 1,826,651

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accruals	$0	$ 3,102,570
Bank Indebtedness	-	30,787
Due to Tri-Holdings	-	30,000
Due to Greentech	-	1,547,838
Due to Shareholders	-	52,500
Deferred Revenue	180,000	-
Note Payable	643,355	637,159

Total Current Liabilties	4,247,243	5,400,854

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 1,000,000 shares authorized	76	76
75,500 shares issued and outstanding 2007 and 2006
Preferred Stock Series B, $.001 par value, 4,000,000 shares	2,840	230
authorized, 2,850,000 shares issued and outstanding 2007
1,430,350 shares issued and outstanding 2006
Preferred Stock Series C. $.001 par value, 500,000 shares	150	150
authorized, 150,000 shares issued and outstanding 2007 and 2006
Preferred Stock Series D, $.001 par value, 500,000 shares authorized	60	60
60,000 shares issued and outstanding 2007 and 2006
Preferred Stock Series F, $.001 par value, 500,000,000 shares authorized		48,000
926,771,719 shares issued and outstanding March 2007 and	926,769	716,278
716,280,719 issued and outstanding December 31, 2006
Common stock to be issued	-	61,000
Additional Paid-In Capital	76,554,861	75,159,252
Accumulated deficit	(79,905,864)	(79,559,249)

Total Stockholders' Equity (Deficit)	(2,373,108)	(3,574,203)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,874,135	$ 1,826,651

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE-MONTH PERIOD ENDED March 31, 2007

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue:
Sales	$ 6,791	$ 150,083	$ 9,895	$ 339,747

Total Income	6,791	150,083	9,895	339,747

Expenses
Cost of Goods Sold	-	81,682	8,943	154,195
Depreciation	21,700	21,700	65,100	43,400
General and Administrative	161,795	226,894	214,340	382,465

Total Expenses	183,495	330,276	288,383	580,060

Net Loss From Operations	(176,704)	(180,193)	(278,488)	(240,313)

Other Income/Expenses:
Interest Expense	(34,020)	(11,340)	(68,127)	(22,680)
	-
Net Other Income/Expense	(34,020)	(11,340)	(68,127)	(22,680)

Net Gain/Loss	$(210,724)	$ (191,533)	$ (346,615)	$ (262,993)

Per Share Information:

Weighted average number
of common shares outstanding	-	207,965,549	781,323,675	214,754,345

Net Loss per common share	$ (0.001)	$ (0.001)	$ (0.001)	$ (0.001)

The accompanying notes are an integral part of these financial statements1

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	March 31,
	2007	2006

Cash Flows from Operating Activities:

Net (Loss)	$(346,615)	$(262,993)
Depreciation	43,400	43,400
Stock for Acquisition	-	698,000
Adjustments to reconcile net loss to cash used
by operating activities
(Increase) Decrease Accounts Receivable	14,084	3,100
Increase (Decrease) in payables to affiliates	(14,524)	(45,992)
(Increase) in Deposits	(2,100)	-
(Increase) Deferred Expenses	(27,300)	-
(Decrease) Increase in accounts payable and accrued expenses	127,258	274,363

Net Cash Used by Operating Activities	(205,797)	709,878

Cash Flows from Investing Activities:
Purchase of Equipment	(23,124)	(707,945)
Goodwill for Acquistions	(41,695)	-

Net Cash Provided by Investing Activities	(64,819)	(707,945)

Cash Flows from Financing Activities:
Bank Overdraft	-	(1,933)
Deferred Revenue	180,000
Cancellation of stocks to be issued	(61,000)
Payments of notes payable	(2,000)	-
Issuance of common stock	188,956
Proceeds from Long term Debt	6,196	-

Net Cash Provided by Financing Activities	281,365	(1,933)

Net Increase in Cash & Cash Equivalents	10,749	-

Beginning Cash & Cash Equivalents	-	-

Ending Cash & Cash Equivalents	$ 10,749	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$ -	$ -
Cash paid for Income Taxes	$ -

NON-CASH TRANSACTIONS
Common stock issued for services	$ -	$ 27,000

INFORMATION ARCHITECHTS, INC.

Consolidated Notes to Financials

March 31, 2007

Note 1 – Presentation of Interim Information

Note 2 – Going Concern:

The company’s financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

March 31, 2007

Note 3 - Commitments and Contingencies

Earnings Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method. For the three months ended March 31, 2007 all of the Company’s common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company’s net losses in that period.

Legal Matters

NONE

INFORMATION ARCHITECTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

March 31, 2007

Going Concern

Information Architects Corporation (“IA” or “Company”) financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has continued operations since January 1, 2003 through the acquisitions of certain operating assets and certain other subsidiaries and has continued to incur losses for the three months ending March 31, 2007 totaling $191,533.

Note 4 - Common Stock

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as, but not limited to: bankruptcy of the Company, lawsuits against the Company, the Company’s continued ability to comply with the Nasdaq Over the Counter Bulletin Board listing requirements; sale of the Company; the financial condition of IA’s customers and vendors; unavailability of insurance; uninsured losses; adverse results in litigation; the effects of terrorist activity and armed conflict such as disruptions in general economic activity; general economic conditions that affect demand for computer software; currency fluctuations; trade sanctions or changes to U.S. tax law resulting from the World Trade Organization decision with respect to the extraterritorial income provisions of U.S. tax law; financial market volatility; and other issues discussed in the Company’s 2006 Annual Report on Form 10-KSB. We assume no obligation to update the information in this Form 10-QSB.

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

On May 8, 2006, the Company completed the asset acquisition agreement with Anywhere Internet, Inc.   Anywhere Internet is a company that delivers carrier class, high-speed Internet service and VOIP solutions to businesses, hotels, marinas, cities, government and communities using a secure wireless connection. Anywhere Internet provides needs assessment, site survey, integration, service and support for every type of environment, without the normal wait for traditional Internet service installation. Visit www.anywhereinternet.com for more information.

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

On May 23, 2006, the Company completed an acquisition of ClearCast Communications Inc. Franovations is ClearCast Communications Commerce vertical that focuses on franchise concept development Clearcast Communications and Frannovations are both companies that were run and developed by the former CEO of Information Architects Todd Morgan. Since his recent resignation it has become clear that a number of issues, not the least of which is full access to all the companies records and contractual obligations,as well as various historical transition obligations needs to be promptly reviewed and appropriately analyzed.

IA is currently working towards a prompt viable solution for the relative operating vacuum (for ClearCast Communications and Frannovations.com created by Mr. Morgans (resigned CEO of IA and primary operating officer of both companies- ClearCast Communications and Frannovations.com) unexpected departure.

The actual disposition of both Clear Cast Communications and Franchise Theater (.com) is under internal review. Appropriate BOD action is pending and subject to the direct cooperation of Mr.Morgan .

.

RESULTS OF OPERATIONS

The Company incurred losses for the three months ended March 31, 2007 of $113,211.

IA had revenues of approximately $3,104 for the three months ended March 31, 2007.

Other Income (Expense)

During the three months ended March 31, 2007, interest expense was $11,427.

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

Research and Development

There was no software development or other research and development costs capitalized in the three months ended March 31, 2007.

IA technical development continues on an ongoing basis as new applications are brought on line for specific client needs. These features are then added to the suite of offerings for all clients. In addition, systems are developed to streamline work production and reduce turnaround time.

General and Administrative

General and administrative expenses were $59,597 in three months ended March 31, 2007.

Depreciation and Amortization

Depreciation and amortization expenses were $35,524 in three months ended March 31, 2007.

Other Items

We had no interest income in the three months ended March 31, 2007. due to the fact the company had no cash or cash reserves.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for three months ended March 31, 2007 or 2006.

Other

During 2006, we issued common stock to raise cash, to convert debt to equity, to pay for services and to acquire assets. We also use stock options and warrants to reward and retain employees as well as to compensate consultants. We anticipate the continuation of this practice.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2007, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

May 21, 2007

INFORMATION ARCHITECTS CORPORATION By: /s/ Jon Randolph Grinter Jon Randolph Grinter President