Form 10-K
period 2009-12-31
INFORMATION ARCHITECTS CORP
filed 2011-03-01
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

COMMISSION FILE NUMBER 0-22325

INFORMATION ARCHITECTS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA

State or other jurisdiction of incorporation

 87-0399301

IRS Employer Identification No.

7625 Chapelhill Drive, Orlando, FL 32819

(Address of principal executive offices) (Zip Code)

(954) 358-7099

(Registrants telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

 Name of each exchange on which registered

N/A

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

(Title of class)

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The registrant's revenues for the year ended December 31, 2009 was $0.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes [] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of February 25, 2011 was $548,936.

The number of shares of common equity outstanding as at December 31, 2009 was 306,950,235.

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Format Yes [] No [X]

FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report on Form 10-K should be read in conjunction with the  financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein. We undertake no duty to update this information after the date of this document.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Information Architects Corporation was a developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions for both corporations and individuals. The Company suspended operations in late 2002.

From 2003 through 2006 the Company had acquired several subsidiaries and had been investigating several other acquisitions in an effort to expand its business lines; however none of the acquisitions proved to be viable and have been eliminated from these financial statements as of the end of business on December 31, 2006. As of December 31, 2009 and 2008, the Company had no subsidiaries; all relationships with past subsidiaries have been terminated and are no longer consolidated.

At the present time the Company is again in the process of investigating acquisition partners and targets. Through December 31, 2009 (and subsequently through February 15, 2011) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

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

Management suspended operations in connection with its original Jitzu software in 2002.

After acquiring from Perceptre LLC its software, the Company re-commenced operations in June 2003.

Purchase of Perceptre Software

On June 16, 2003, the Company closed an Asset Purchase Agreement whereby IA acquired that certain computer software program and database commonly referred to as "perceptre" from Perceptre LLC, a New Mexico limited liability company for 215,350 shares of IA Series B preferred stock. The software was valued at $215,350 in 2003. The business of Perceptre, LLC is the licensing to governmental and commercial sector customers of its on-line, pre-employment screening, background investigation software ordering system. The perceptre software ordering system consists of a user interface designed for ease of use, breadth of information availability as well as speed and flexibility. The perceptre software provided a fast and affordable on-line ordering system for use by employers, or any other inquiring entities, in their quests to review the records of anyone of interest in many personnel arenas such as criminal records, civil court records, motor vehicle records, and, of course, credit bureau records. Thus the Company was able to license this software to governmental and commercial sector customers. IA had hired a sales force to market its unique Preceptor software as reflected in the financial statements of the Company. In keeping with the Company's then direction they had developed enhancements to its Perceptre Employment Screening and Background Investigation core product, and as such did incur research and development expenditures in 2005. All new software development was focused on the deployment of Perceptre Version 2.0. Perceptre Version 2.0 added a host of additional features to the on-line ordering and provisioning system. Development continued into 2005 for a version that allowed small-medium sized business the use of the software and in a "pay-as-you-go" environment. Perceptre Version 2.0 interfaced a shopping cart component and merchant interface that required payment by the customer prior to performing the employment screening. A new user interface had been under development in 2006 as well as a software integration module to be deployed within software systems of companies in the HR space providing other services to employers, looking to add the employment screening services to their customer base.

The Company suspended operations in 2006 and all assets were written down to zero.

Acquisition of Remote Credit Card Authentication Patent

On February 25, 2004 Information Architects Corp. acquired a patent US 6,270,011 B1 (remote credit card authentication system) in exchange for 60,000 shares of Series D preferred shares and employment agreements for two employees of OTE Networks LTD. The patent was in relation to a fingerprint scanning methodology for providing secure transactions with credit cards by adding a fingerprint scanner at the point-of-sale to obtain fingerprint data, so that a credit card company can verify the fingerprint. The method was integrated into existing negotiations protocol between a point-of-sale system and a credit card company database, and uses a human fingerprint and a secure algorithm. The credit card company had the customer fingerprint for comparison on its existing database, and the existing credit card operation will be usual, with the fingerprint data added to it to authenticate and secure the operation via communication media while making the point-of-sale purchase.

The development of the patent went hand-and-hand with IPC (“Information Processing Corporation" discussed below, a former subsidiary, now no longer a part pf on-going operations and therefore not consolidated herein). The ability to test and deploy the patent using the IPC processing center would have speeded its deployment to the marketplace and given IA the ability to market the patent and services developed from it to various IPC clients and customers.

The acquisitions of ICABS, IPC, IMES in 2003 and 2004 and the remote credit card authentication system patent would have allowed the company to expand into the financial processing business from a wholesale - retail and consultant approach. A primary product is the pre-paid payroll card program to be marketed to companies. The pre-paid payroll program as discussed above adds a synergistic marketing component with the core IA background screening - pre and post employment-screening product. In most cases both products are sold to the Human Resource or Accounting Departments of a company.

The Company suspended operations in 2006 and all assets were written down to zero and the shares were cancelled.

Acquisition of Daystar Telecom

Daystar Telecom, Inc., a Fort Lauderdale based company, which was acquired by IA in 2003, had a product, timerace.net that provided automatic call tracking to the legal and accounting vertical. This software solution would have integrated into small to medium professional offices that did not have the critical mass for the expenses normally associated with both sophisticated bill-tracking systems. The system was voice activated and collected billing information, collected of voice data both incoming and outgoing, and collected data from these calls (including cellular phones). Other value added services such as conference recording and transcription production were tied into the back end, and the phone tracking and data capturing can take place from anywhere in the world.

The Company suspended operations in 2006 and all assets were written down to zero.

Acquisition of ICABS.COM, Inc.

The Company entered into an Acquisition Agreement in March 2004 with ICABS.COM, Inc. ("ICABS" or "iCABS"), a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. In exchange for 100% of the shares of ICABS, the Company issued 100,000 Series C preferred. ICABS focused on payroll, commission and expense programs (PCE) both in the United States and internationally.

The Company suspended operations in 2006 and all assets were written down to zero and the shares were cancelled.

Acquisition of International Monetary Exchange Systems Corporation (IMES)

Information Architects entered into an Acquisition Agreement on March 9, 2004 and closed in on April 12, 2004 with IMES - International Monetary Exchange Systems Corporation, a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. In exchange for 100% of the shares of IMES, the Company issued 50,000 Series C preferred shares. The IMES stored value products enhance the Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES offered the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES strategy was to develop stored value card programs both here in the US and abroad.

The Company suspended operations in 2006 and all assets were written down to zero and the shares were cancelled.

Formation of IPC and Acquisition of FFS Transaction, LLC Assets and Liabilities

On June 8, 2004 Information Processing Corporation, ("IPC") a Nevada corporation was incorporated and 100 % of the shares were issued to Information Architects Corporation. On June 3rd, 2004, an Asset Acquisition Agreement was entered into between Information Processing Corporation and FFS Transaction Corp, LLC to acquire the assets and certain liabilities of FFS Transaction Corp, LLC. This company owned certain licenses, which allow it to do credit card processing. The acquisition of these assets further complemented its recent acquisitions and defines the additional direction in which the Company is heading. IPC provided a comprehensive range of automated data processing services for businesses. IPC products and services include: Application Hosting, Application Service, Provider ATM & POS driving, management and monitoring, Automated Clearing House (ACH) Services, Automated Data Processing Services, Bank Transaction Processing, Corporate eBanking, Customer Support (live and virtual), Customized Application Development, Debit & Stored Value Card Processing, Debit & Stored Value Card Account Management, Embossing and Encoding of Prepaid Cards, Hardware & Systems Hosting, Prepaid Services Provision.

The Company suspended operations in 2006 and all assets were written down to zero.

Acquisition and disposition of Thronburg Oil Lease

On June 16, 2005, the Company entered into an asset acquisition agreement with Synergistic Investments and IFGT-SI International Funding Group Trust ("IFGT-SI" a Delaware Trust). IFGT-SI assigned fifty-one and one half percent of the Oil and Gas Lease with James Thronburg in exchange for 650,000,000 shares of Company common stock and 48,000,000 shares of Preferred stock. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of the Company, or any associate of such director or officer. The issuance of these shares was in dispute due to the determination by IA that IFGT-SI did not have any ownership interest in the Lease at the time of the asset acquisition and was settled as described below.

On October 14, 2005 Information Architects Corporation, completed the asset disposition agreement with Petroleum Communication Holdings Inc., formerly known as AIT Wireless (OTC: ATWL). The Company shall assign fifty-one and one half percent of the James Thronburg Oil and Gas Lease (see 8-k filed by the Company on June 27, 2005) in exchange for 500,000,000 shares of ATWL common stock and 25,000,000 shares of Preferred stock. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of Company, or any associate of such director or officer.  The shares were returned to ATWL when IA determined that IFGT-SI did not have ownership interest in the Thronburg leases.

After several disputes were settled, 150,000,000 common shares remained outstanding out of the original 650,000,000 common shares and the transaction was cancelled.

The Company again suspended operations in 2006 and the assets of all the above acquisitions were written to zero. In 2009 and through 2010, the Company started looking to re-establish itself as an active entity and hired consultants to work with the Acting CEO in that effort.

EMPLOYEES

None

Item 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. Prospective investors should consider carefully the following factors and other information in this report before deciding to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Wee have no assurance of potential future success.

We have limited operations and may require additional capital in the future, and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We depend upon the services of our key executives.

Our Independent Registered Public Accounting Firm added an emphasis paragraph to their audit report describing an uncertainty related to our ability to continue as a going concern.

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

Our stock price, like that of many micro-cap companies, is volatile.

There is not an active market for the Company's common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY

Presently, the Company’s corporate office is located at 7625 Chapelhill Drive, Orlando, FL 32819.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In 2005, the SEC ordered that trading of the Company's securities be suspended in connection with an Order Instituting Administrative Proceedings that further requested that the registration of the securities of IA be revoked permanently. These matters were settled with the SEC in 2005 and did not have a material adverse impact on the Company's financial position or its results of operations.

There are no other legal matters known to management at this time which are believed to have a possible material adverse impact on the Company's financial position or its results of operations.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

Our common stock currently trades on the Pink Sheets under the symbol "IACH".

Quarterly stock prices are as follows:

INFORMATION ARCHITECTS CORPORATION
QUARTER END STOCK PRICE
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	HIGH	LOW
2009
1ST QUARTER ENDED MARCH 31	$ 0.0002	$ 0.0001
2ND QUARTER ENDED JUNE 30	$ 0.0021	$ 0.0005
3RD QUARTER ENDED SEPTEMBER 30	$ 0.0065	$ 0.0031
4TH QUARTER ENDED DECEMBER 31	$ 0.0040	$ 0.0022

2008
1ST QUARTER ENDED MARCH 31	$ 0.0018	$ 0.0012
2ND QUARTER ENDED JUNE 30	$ 0.0015	$ 0.0001
3RD QUARTER ENDED SEPTEMBER 30	$ 0.0014	$ 0.0005
4TH QUARTER ENDED DECEMBER 31	$ 0.0003	$ 0.0001

BENEFICIAL HOLDERS

As of December 15, 2010, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

DIVIDENDS

We have not paid any cash dividends since our inception. By reason of our present financial status and contemplated future financial requirements, we do not anticipate paying any cash dividends in the foreseeable future.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

None

Item 6.   SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to December 2002, Information Architects Corporation ("IA" or the "Company") provided dynamic content delivery and interchange infrastructure solutions for businesses based on our core product, Jitzu. In December 2002 the Company suspended operations in connection with the sale and distribution of its core product.

In June 2003 the company re-commenced operations. In 2005 the Company's revenues were derived from its Employment Screening and Background Investigations software application. In 2006 the Company ceased its efforts to continue in the Employment Screening and Background Investigation Industry. The Company suspended operations in 2006 and the all assets were written down to zero.

The 2008 and 2009 financial statements reflect the account of the Company and only show few stock based compensation transactions. All relationships with any former subsidiaries have been terminated and the financial statements reflect only the accounts of the Company.

The following discussion should be read in conjunction with the  financial statements provided under Part II, Item 7 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein. IA undertakes no duty to update this information after the date of this document.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

IA's discussion and analysis of its financial condition and results of operations are based upon IA's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires IA to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities. IA evaluates its estimates on an on-going basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. IA believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its  financial statements: valuation of equity securities issued for services or settlements. It is likely that as our business evolves, our critical accounting policies will change.

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2009 the Company incurred a loss of $278,000 comprised entirely of preferred stock for services.

The following financial discussion related to our operations.

Revenue

IA had no revenues in 2009 and 2008

Cost of Revenues and Gross Margin

IA had no costs of sales for 2009 or 2008.

Sales and Marketing

Sales and marketing expenses were $0 in 2009 and 2008.

Research and Development

There was $0 in research and development expenses in 2009 and 2008.

General and Administrative

General and administrative expenses were $278,000 in 2009 comprised entirely of stock compensation to consultants.

Depreciation and Amortization

There were no depreciation and amortization expenses for 2009 and 2008.

Advertising expenses

There were no advertising expenses for 2009 and 2008.

Other Items

We had no interest income or expense in 2009 and 2008.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for 2009 or 2008.

Other

During 2009, we issued preferred stock to pay for services. We anticipate the continuation of this practice in the future.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of $76.3 million. In order to re-commence and continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital is the issuance of stock and/or debt financing. Without additional funding, IA will not be able to re-commence and continue operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Information Architects Corporation:

We have audited the accompanying balance sheet of Information Architects Corporation as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

February 23, 2011

INFORMATION ARCHITECTS CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
	2009	2008
Assets
Current assets
Cash	$ -	$ -
Accounts receivable - trade	-	-
Total current assets	-	-

Property and equipment - net	-	-

Total assets	$ -	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 7,639	$ 7,639
Other - Payroll taxes	75,128	75,128
Total current liabilities	82,767	82,767

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares at $.001 par value)
Preferred B (Par value - $.001; shares outstanding
2009 - 7,705,000 and 2008 - 4,925,000)	7,705	4,925
Common stock (Authorized 2,000,000,000 shares,
Par value - $.001, 360,950,235 shares outstanding)	360,950	360,950
Paid in capital	75,807,921	75,532,701
Accumulated deficit	(76,259,343)	(75,981,343)
Total shareholders' deficit	(82,767)	(82,767)

Total liabilities and shareholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and administrative Expenses	278,000	-

Income from operations	(278,000)	-

Other income (expense)		-

Net income	$ (278,000)	$ -

Net loss per share	$ -	$ -
The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Issuable Preferred Stock		COMMON STOCKS
	Series B
	# of Shares	Par Value	# of Shares	Par Value

Balance - December 31, 2007	4,925,000	$4,925	306,950,235	$306,950

Net loss for 2008

Balance - December 31, 2008	4,925,000	4,925	306,950,235	306,950

Issuance of stock for compensation	2,780,000	2,780	-	-
Net loss for 2009

Balance - December 31, 2009	7,705,000	$7,705	306,950,235	$ 306,950

INFORMATION ARCHITECTS CORPORATION
STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Deficit

Balance - December 31, 2007	$ 75,532,701	$ (75,981,343)	$ (82,767)

Net loss for 2008		-

Balance - December 31, 2008	75,532,701	(75,981,343)	$ (82,767)

Issuance of stock for compensation	275,220		278,000
Net loss for 2009		(278,000)	(278,000)

Balance - December 31, 2009	$ 75,807,921	$ (76,259,343)	$ (82,767)

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008

Net loss	$ (278,000)	$ -

Add back issuance of stock for services	278,000	-

Net cash used in operations	-	-

Beginning cash	-	-

Ending cash	$ -	$ -

Supplemental cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Information Architects Corporation was a developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions for both corporations and individuals. The Company suspended operations in late 2002.

From 2003 through 2006 the Company had acquired several subsidiaries and had been investigating several other acquisitions in an effort to expand its business lines; however none of the acquisitions proved to be viable and have been eliminated from these financial statements as of the end of business on December 31, 2006. As of December 31, 2009 and 2008, the Company had no subsidiaries; all relationships with past subsidiaries have been terminated and are no longer consolidated.

At the present time the Company is again in the process of investigating acquisition partners and targets. Through December 31, 2009 (and subsequently through February 15, 2011) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

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

Management suspended operations in connection with its original Jitzu software in 2002.

After acquiring from Perceptre LLC its software, the Company re-commenced operations in June 2003.

Purchase of Perceptre Software

On June 16, 2003, the Company closed an Asset Purchase Agreement whereby IA acquired that certain computer software program and database commonly referred to as "perceptre" from Perceptre LLC, a New Mexico limited liability company for 215,350 shares of IA Series B preferred stock. The software was valued at $215,350 in 2003. The business of Perceptre, LLC is the licensing to governmental and commercial sector customers of its on-line, pre-employment screening, background investigation software ordering system. The perceptre software ordering system consists of a user interface designed for ease of use, breadth of information availability as well as speed and flexibility. The perceptre software provided a fast and affordable on-line ordering system for use by employers, or any other inquiring entities, in their quests to review the records of anyone of interest in many personnel arenas such as criminal records, civil court records, motor vehicle records, and, of course, credit bureau records. Thus the Company was able to license this software to governmental and commercial sector customers. IA had hired a sales force to market its unique Preceptor software as reflected in the financial statements of the Company. In keeping with the Company's then direction they had developed enhancements to its Perceptre Employment Screening and Background Investigation core product, and as such did incur research and development expenditures in 2005. All new software development was focused on the deployment of Perceptre Version 2.0. Perceptre Version 2.0 added a host of additional features to the on-line ordering and provisioning system. Development continued into 2005 for a version that allowed small-medium sized business the use of the software and in a "pay-as-you-go" environment. Perceptre Version 2.0 interfaced a shopping cart component and merchant interface that required payment by the customer prior to performing the employment screening. A new user interface had been under development  in 2006 as well as a software integration module to be deployed within software systems of companies in the HR space providing other services to employers, looking to add the employment screening services to their customer base.

The Company suspended operations in 2006 and all assets were written down to zero.

Acquisition of Remote Credit Card Authentication Patent

On February 25, 2004 Information Architects Corp. acquired a patent US 6,270,011 B1 (remote credit card authentication system) in exchange for 60,000 shares of Series D preferred shares and employment agreements for two employees of OTE Networks LTD. The patent was in relation to a fingerprint scanning methodology for providing secure transactions with credit cards by adding a fingerprint scanner at the point-of-sale to obtain fingerprint data, so that a credit card company can verify the fingerprint. The method was integrated into existing negotiations protocol between a point-of-sale system and a credit card company database, and uses a human fingerprint and a secure algorithm. The credit card company had the customer fingerprint for comparison on its existing database, and the existing credit card operation will be usual, with the fingerprint data added to it to authenticate and secure the operation via communication media while making the point-of-sale purchase.

The development of the patent went hand-and-hand with IPC (“Information Processing Corporation" discussed below, a former subsidiary, now no longer a part pf on-going operations and therefore not consolidated herein). The ability to test and deploy the patent using the IPC processing center would have speeded its deployment to the marketplace and given IA the ability to market the patent and services developed from it to various IPC clients and customers.

The acquisitions of ICABS, IPC, IMES in 2003 and 2004 and the remote credit card authentication system patent would have allowed the company to expand into the financial processing business from a wholesale - retail and consultant approach. A primary product is the pre-paid payroll card program to be marketed to companies. The pre-paid payroll program as discussed above adds a synergistic marketing component with the core IA background screening - pre and post employment-screening product. In most cases both products are sold to the Human Resource or Accounting Departments of a company.

The Company suspended operations in 2006 and all assets were written down to zero and the shares were cancelled.

Acquisition of Daystar Telecom

Daystar Telecom, Inc., a Fort Lauderdale based company, which was acquired by IA in 2003, had a product, timerace.net that provided automatic call tracking to the legal and accounting vertical. This software solution would have integrated into small to medium professional offices that did not have the critical mass for the expenses normally associated with both sophisticated bill-tracking systems. The system was voice activated and collected billing information, collected of voice data both incoming and outgoing, and collected data from these calls (including cellular phones). Other value added services such as conference recording and transcription production were tied into the back end, and the phone tracking and data capturing can take place from anywhere in the world.

The Company suspended operations in 2006 and all assets were written down to zero.

Acquisition of ICABS.COM, Inc.

The Company entered into an Acquisition Agreement in March 2004 with ICABS.COM, Inc. ("ICABS" or "iCABS"), a company specializing in the management of relationships between banks, processors and other financial institutions and corporate clients for the issuance of Pre-Paid Debit and Credit Cards. In exchange for 100% of the shares of ICABS, the Company issued 100,000 Series C preferred. ICABS focused on payroll, commission and expense programs (PCE) both in the United States and internationally.

The Company suspended operations in 2006 and all assets were written down to zero and the shares were cancelled.

Acquisition of International Monetary Exchange Systems Corporation (IMES)

Information Architects entered into an Acquisition Agreement on March 9, 2004 and closed in on April 12, 2004 with IMES - International Monetary Exchange Systems Corporation, a company specializing in Pre-Paid Debit and Credit Cards primarily focused on the payroll card business and retail card programs. In exchange for 100% of the shares of IMES, the Company issued 50,000 Series C preferred shares. The IMES stored value products enhance the Perceptre product as with Perceptre we offer the HR department the tools to hire an employee and with IMES offered the tools to pay an employee. IMES is primarily focused in marketing its own card programs directly to consumers and businesses. Working hand-in-hand with iCABS, which works directly with the issuing banks and processors, IMES strategy was to develop stored value card programs both here in the US and abroad.

The Company suspended operations in 2006 and all assets were written down to zero and the shares were cancelled.

Formation of IPC and Acquisition of FFS Transaction, LLC Assets and Liabilities

On June 8, 2004 Information Processing Corporation, ("IPC") a Nevada corporation was incorporated and 100 % of the shares were issued to Information Architects Corporation. On June 3rd, 2004, an Asset Acquisition Agreement was entered into between Information Processing Corporation and FFS Transaction Corp, LLC to acquire the assets and certain liabilities of FFS Transaction Corp, LLC. This company owned certain licenses, which allow it to do credit card processing. The acquisition of these assets further complemented its recent acquisitions and defines the additional direction in which the Company is heading. IPC provided a comprehensive range of automated data processing services for businesses. IPC products and services include: Application Hosting, Application Service, Provider ATM & POS driving, management and monitoring, Automated Clearing House (ACH) Services, Automated Data Processing Services, Bank Transaction Processing, Corporate eBanking, Customer Support (live and virtual), Customized Application Development, Debit & Stored Value Card Processing, Debit & Stored Value Card Account Management, Embossing and Encoding of Prepaid Cards, Hardware & Systems Hosting, Prepaid Services Provision.

The Company suspended operations in 2006 and all assets were written down to zero.

Acquisition and disposition of Thronburg Oil Lease

On June 16, 2005, the Company entered into an asset acquisition agreement with Synergistic Investments and IFGT-SI International Funding Group Trust ("IFGT-SI" a Delaware Trust). IFGT-SI assigned fifty-one and one half percent of the Oil and Gas Lease with James Thronburg in exchange for 650,000,000 shares of Company common stock and 48,000,000 shares of Preferred stock. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of the Company, or any associate of such director or officer. The issuance of these shares was in dispute due to the determination by IA that IFGT-SI did not have any ownership interest in the Lease at the time of the asset acquisition and was settled as described below.

On October 14, 2005 Information Architects Corporation, completed the asset disposition agreement with Petroleum Communication Holdings Inc., formerly known as AIT Wireless (OTC: ATWL). The Company shall assign fifty-one and one half percent of the James Thronburg Oil and Gas Lease (see 8-k filed by the Company on June 27, 2005) in exchange for 500,000,000 shares of ATWL common stock and 25,000,000 shares of Preferred stock. There is no material relationship, other than this acquisition, between the Company and any of its affiliates, or any director or officer of Company, or any associate of such director or officer.  The shares were returned to ATWL when IA determined that IFGT-SI did not have ownership interest in the Thronburg leases.

After several disputes were settled, 150,000,000 common shares remained outstanding out of the original 650,000,000 common shares and the transaction was cancelled.

The Company again suspended operations in 2006 and the assets of all the above acquisitions were written to zero. In 2009 and through 2010, the Company started looking to re-establish itself as an active entity and hired consultants to work with the Acting CEO in that effort.

Segment Information

The Company is currently not operating and therefore only one segment is relevant.

Going Concern

The Company's financial statements for the years ended December 31, 2009 and 2008 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred accumulated losses of $76,259,343 through December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate sufficient future revenue and acquire other existing businesses that are able to generate profits. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation and Consolidation

The Company's financial statements include only the accounts of Information Architects Corporation.

Use of Estimates

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. This preparation requires management to include amounts based on management's prudent judgments and estimates that affect the amounts reported in the  financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates made include the valuation of stock based grants to employees and third parties and valuation of the deferred tax assets.

Cash and Cash Equivalents

Cash and equivalents include cash on hand or bank overdrafts and highly liquid debt instruments purchased with a maturity of three months or less. There are no cash balances at December 31, 2009 and 2008.

Revenue Recognition

Three was no revenue recognized in 2009 and 2008.

Stock-Based Compensation

Statement of Financial Accounting Standards ASC 718 (formerly - SFAS No. 123 (revised 2004)), "Share-Based Payment", defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. These pricing models utilize the market price of the Company’s common stock as well as time value and volatility factors underlying the positions.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income (loss) was equal to its net loss for 2009 and 2008.

Income Taxes

Income taxes are accounted for under the asset and liability method of Financial Accounting Standards ASC 740 (ASC 740) (formerly Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109")). Under ASC 740 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the period ended December 31, 2009 and 2008, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses in those years. At December 31, 2009, there were preferred shares which if converted would convert to 770,500,000 shares of common stock.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk. Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. The availability of observable inputs varies by instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.

The Company partially accounts for investment securities under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 820 (formerly – Statement of Financial Accounting Standard ("SFAS") No. 157), “Fair Value Measurements” ("ASC 820").  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under accounting principles generally accepted in the United States of America, fair value of such securities is determined based upon a hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three broad levels. Inputs generally are summarized as: (i) Level I are available quoted prices in active markets, (ii) Level II are other than available quoted market prices that are observable for the investment and (iii) Level III are unobservable inputs for the investment. As permitted by ASC 820, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities.  The partial adoption of ASC 820 did not have a material impact on the Company’s results of operations, cash flows or financial position.

The carrying amounts of the Company's short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, and income taxes payable, approximate fair value due to the relatively short period to maturity for these instruments.

Recently Issued Accounting Pronouncements

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values under Subtopic 830-30-S99-1 occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update). The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

 In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed  financial statements.

NOTE 2 - COMMITMENTS AND CONTINGENCIES:

There are no legal matters known to management at this time which are believed to have a possible material adverse impact on the Company's financial position or its results of operations.

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT)

Convertible Preferred Stock

As of December 31, 2009 and 2008, the Company has authorized 500,000,000 preferred shares with a par value of $.001 per share but has not assigned these shares to individual classes.

Series A Preferred Stock

During 2000, the Company issued approximately 166,000 shares of preferred stock for net proceeds of approximately $10,884,000 in connection with a private placement. The preferred stock has a conversion feature of 0.67 shares of common stock for each share of preferred stock. All Series A shares have been converted.

Issuable Series B Preferred Stock

Series B preferred shares are convertible into 100 shares of common stock without any further action by the holders of such shares, and have the right to vote based on 200 votes for each share of Series B preferred stock.

In 2003, the Company issued 215,350 shares of Series B Preferred Stock in connection with the purchase of the Perceptre software (these shares have been converted to common shares) and 15,000 shares of Series B Preferred Stock in connection with the purchase of Daystar  (these shares were cancelled due to the rescission of the Daystar transaction).

In 2006, 4,925,000 shares were designated for issuance for compensation. An additional 2,780,000 shares were designated for issuance in 2009 for compensation  All Series B shares are listed as Issuable in the accompanying financial statements until such time as a transfer agent is selected. All shares were valued at fair market value at the time of were designation for issuance. The Company’s Acting CEO will receive 2,500,000 shares and other consultants will receive 280,000 shares. The total shares were designated for issuance in 2009 were valued at $278,000.

These shares would convert to 770,500,000 common shares.

Series C Preferred Stock

In 2003, the Company authorized 500,000 shares of Series C Preferred Stock with a par value of $0.001 per share. Series C preferred share are convertible into 10 shares of common stock without any further action by the holders of such shares and have the right to vote based on 10 votes for each share of Series C preferred stock.

In 2004, the Company issued 100,000 shares of Series C Preferred Stock in connection with the acquisition of ICABS and 50,000 shares of Series C Preferred Stock in connection with the acquisition of IMES. All of these shares were subsequently cancelled following rescission of the transactions.

Series D Preferred Stock

Series D preferred shares are convertible into 10 shares of common stock without any further action by the holders of such shares and have the right to vote based on 10 votes for each share of Series D preferred stock.

In 2004, the Company issued 60,000 shares of Series D Preferred Stock in connection with the acquisition of the patent describe above as Remote Credit Card Authentication Patent. These shares were cancelled due to the failure of the seller to transfer the title to the assets.

Series F Preferred Stock

Series F preferred shares are convertible into 1 share of common stock for 1 share of preferred stock in the event that common stock is trading at least at $1.

In 2005, the Company issued 48,000,000 shares of Series F Preferred Stock in connection with the acquisition of Oil Leases. These shares were cancelled following rescission of the transaction.

Common Stock

As of December 31, 2009 and 2008, 2,000,000,000 common shares were authorized.

There were no common shares issued in 2009 and 2008.

Stock Option Plan

There are no outstanding stock options as of December 31, 2009 and 2008. The Company does not have a stock option plan to benefit salaried employees.

Common Stock Warrants

There are no outstanding stock warrants as of December 31, 2009 and 2008.

Employee Stock Purchase Plan

The Company does not have an employee stock purchase plan.

NOTE 4 - INCOME TAXES

There was no income tax expense for the years ended December 31, 2009 and 2008 due to the Company's net losses.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2009 and 2008 are as follows:

INFORMATION ARCHITECTS CORPORATION
DEFERRED TAX ASSET
AS OF DECEMBER 31, 2009 AND 2008
	2009	2008
Deferred tax asset
Accumulated deficit	$ (76,259,343)	$ (75,981,343)
Estimated tax rate	0.38	0.38
Estimated tax benefit	(28,978,550)	(28,872,910)

Valuation adjustment	28,978,550	28,872,910

Total	$ -	$ -

INFORMATION ARCHITECTS CORPORATION
Net loss per year 2003 to 2009

2003	$ (3,796,816)
2004	(1,065,025)
2005	(351,177)
2006	(470,700)
2007	-
2008	-
2009	(278,000)

Total	$ (5,961,718)

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to December 31, 2009 through February 25, 2011, the date the financial statements were available to be issued.  During this period, there were no subsequent events other than those described below requiring recognition or disclosure in the financial statements.

In May 2010, the Company, through its subsidiary, IA Green, Inc. (a Florida corporation formed in 2010) signed an agreement to acquire certain assets. The principal asset acquired was TimerKing, a proprietary device which works on commercial pizza ovens to significantly reduce gas consumption. As consideration for the asset purchase, the Company was to issue 100,000 Series G preferred shares (Series G preferred shares will convert on a 100 to 1 basis into common shares) to the seller and was also to issue 15,000 Series G preferred shares to consultants in the acquisition. To date, no shares have been issued and no other transactions have occurred in connection with this agreement. The transaction was cancelled in February 2011 and no shares will be issued.

In May 2010, the Company signed an Independent Distributor Agreement to distribute drug prescription cards. To date no transactions have occurred related to this agreement.

Starting in 2007 when the Company became dormant, the Company did not file the annual reports required by the State of North Carolina. In February 2011, all delinquent reports were filed and the $25 filing fees per year were paid. The Company anticipates that it will be re-instated within 30 days.

In 2010, the Company issued 132,250,002 common shares for a variety of services and issued 55,735,900 common shares upon conversion of 557,359 Series B preferred shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are Cordovano and Honeck LLP. Their report on our financial statements for the years ended December 31, 2009 and 2008 did not contain any qualifications or adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2009, the Company is re-forming in anticipation of becoming an operating entity in 2011

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is the process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of the circumvention or overriding of controls. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management conducted an assessment of the effectiveness of the Company’s internal control system as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as of December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes made in our internal controls or in other factors that have significantly affected internal controls subsequent to the evaluation date.

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:

William Craig	64	Director ACEO	April 2009

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2008 through December 31, 2009, the registrant has been unable to determine if the prior directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

William Craig Director attended the University of Minnesota from 1964 to 1969. Worked in management and corporate trouble shooting for various companies including but not limited to Control Data, Eaton Town, Yale, and Fingerhut. For the last 25 years Mr. Craig has been consulting to the Board of directors for various public companies specializing in reorganizations, mergers and acquisitions. Mr. Craig is presently the acting CEO and director of Information Architects Corp. a publicly traded corporation.

There are no employment agreements in place with the Company with respect to any of the officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

The following sets forth information with respect to compensation paid by the Company for the services of the Company's Acting Chief Executive Officer for the years ended December 31, 2009 and 2008.

Stock based compensation valued at - $250,000, 2009; none for 2008.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 PRINCIPAL SHAREHOLDERS

The following table sets forth as of August 28, 2010 the beneficial ownership of our common stock, by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock, (ii) each of our director and executive officers, and (iii) all of our executive officers and directors as a group.

None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company currently has only one director, its Acting CEO, William Craig.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

INFORMATION ARCHITECTS CORPORATION
Audit fees to Cordovano and Honeck LLC
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Total
Audit fees - Retainer billed to date	$ 7,500
Other audit fees	-
Tax compliance fees	-
Other fees	-

Total	$ 7,500

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our financial statements, for review of our interim financial statements included in quarterly reports,  and for services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2009 or 2008.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)

List of Exhibits:

      Exhibit Document Location

      31.1Rule 13a-14(a)/15d-14(a) CertificationsIncluded

ITEM 16. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of  the Company's Common Stock as of April 15, 2006 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors and (iii) all of the aforementioned as a group:

None

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

      BY: /S/ William Craig

      ——————————————

      William Craig

      Director and acting CEO