Form 10-K
period 2010-12-31
INFORMATION ARCHITECTS CORP
filed 2011-03-29
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

COMMISSION FILE NUMBER 0-22325

INFORMATION ARCHITECTS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA

State or other jurisdiction of incorporation

 87-0399301

IRS Employer Identification No.

7625 Chapelhill Drive

Orlando, FLA 32819

(Address of principal executive offices) (Zip Code)

(954) 358-7099

(Registrants telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

 Name of each exchange on which registered

N/A

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

(Title of class)

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The registrant's revenues for the year ended December 31, 2010 was $0.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes [] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of March 25, 2011 was $548,936.

The number of shares of common equity outstanding as at December 31, 2010 was 548,936,137.

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

PART I

Item 1. DESCRIPTION OF BUSINESS

GENERAL

Information Architects Corporation (the “Company”) was a developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions for corporations and individuals as well as identity checking software. The Company suspended all operations in 2006.

At the present time the Company is in the process of investigating acquisition partners and targets. Through December 31, 2010 (and subsequently through March 25, 2011) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

OUR HISTORY

We were founded in 1982 as a Utah corporation under the name of Enertronix Corporation. In 1992 we changed our name to Alydaar Software Corporation ("Alydaar"). Alydaar later changed its corporate domicile to North Carolina through a merger with and into Daar Corporation, a North Carolina corporation established by Alydaar. Alydaar was the surviving corporation. On June 28, 1999 we changed our name to Information Architects Corporation. Information Architects Corporation is referred to herein as the "Company" or "IA."

All operations were suspended in 2006.

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

Quarterly stock prices are as follows:

INFORMATION ARCHITECTS CORPORATION
STOCK PRICE
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	HIGH	LOW
2010
1ST QUARTER ENDED MARCH 31	$ 0.0100	$ 0.0020
2ND QUARTER ENDED JUNE 30	$ 0.0145	$ 0.0020
3RD QUARTER ENDED SEPTEMBER 30	$ 0.0280	$ 0.0010
4TH QUARTER ENDED DECEMBER 31	$ 0.0220	$ 0.0002

2009
1ST QUARTER ENDED MARCH 31	$ 0.0002	$ 0.0001
2ND QUARTER ENDED JUNE 30	$ 0.0021	$ 0.0005
3RD QUARTER ENDED SEPTEMBER 30	$ 0.0065	$ 0.0031
4TH QUARTER ENDED DECEMBER 31	$ 0.0040	$ 0.0022

BENEFICIAL HOLDERS

As of March 25, 2011, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

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

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Architects Corporation (the “Company”) was a developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions for both corporations and individuals as well as identity checking software. The Company suspended all operations in 2006.

At the present time the Company is in the process of investigating acquisition partners and targets. Through December 31, 2010 (and subsequently through March 25, 2011) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

The 2010 and 2009 financial statements reflect the accounts of the Company and only show few stock based compensation transactions. All relationships with any former subsidiaries have been terminated and the financial statements reflect only the accounts of the Company.

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

RESULTS OF OPERATIONS

For the fiscal years ended December 31, 2010 and 2009 the Company incurred a loss of $444,801 and $278,000, respectively, comprised entirely of stock issued for services.

The following financial discussion related to our operations.

Revenue

IA had no revenues in 2010 and 2009

Cost of Revenues and Gross Margin

IA had no costs of sales for 2010 and 2009.

Sales and Marketing

Sales and marketing expenses were $0 in 2010 and 2009.

Research and Development

There was $0 in research and development expenses in 2010 and 2009.

General and Administrative

For the fiscal years ended December 31, 2010 and 2009 general and administrative expenses were $444,801 and $278,000, respectively, comprised entirely of stock compensation to consultants.

Depreciation and Amortization

There were no depreciation and amortization expenses for 2010 and 2009.

Advertising expenses

There were no advertising expenses for 2010 and 2009.

Other Items

We had no interest income or expense in 2010 and 2009.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for 2010 and 2009.

Other

During 2010 and 2009, we issued stock to pay for services. We anticipate the continuation of this practice in the future.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of $76.7 million. In order to re-commence and continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital is the issuance of stock and/or debt financing. Without additional funding, IA will not be able to re-commence and continue operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

Item 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Information Architects Corporation:

We have audited the accompanying balance sheet of Information Architects Corporation as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2010, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

March 28, 2011

INFORMATION ARCHITECTS CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
	2010	2009

Total assets	$ -	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 8,225	$ 7,639
Other - Payroll taxes	75,128	75,128
Total current liabilities	83,353	82,767

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares, par value $.001)
Preferred B – To be issued 2010 – 10,167,291; 2009 – 7,705,000	10,168	7,705
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2010 - 548,936,137 and 2009 - 360,950,235 shares)	548,936	360,950
Paid in capital	76,061,687	75,807,921
Accumulated deficit	(76,704,144)	(76,259,343)
Total equity	(83,353)	(82,767)

Total liabilities and shareholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	2010	2009

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and Administrative Expenses	444,801	278,000

Income from operations	(444,801)	(278,000)

Other income (expense)	-	-

Net income	$ (444,801)	$ (278,000)

Weighted average common shares outstanding	501,939,662	360,950,235

Basic and diluted loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
STATEMENT OF SHAREHOLDERS' ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock		COMMON STOCKS		Additional		Total
	Series B				Paid-In	Accumulated	Stockholders'
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2008	4,925,000	$ 4,925	360,950,235	$360,950	$75,532,701	$(75,981,343)	$ (82,767)

Issuance of stock for compensation	2,780,000	2,780	-	-	275,220		278,000
Net loss for 2009						(278,000)	(278,000)

Balance - December 31, 2009	7,705,000	$ 7,705	360,950,235	$360,950	$75,807,921	$(76,259,343)	$ (82,767)

Issuance of stock for compensation	3,019,650	3,020	132,250,002	132,250	298,945		434,215
Conversions	(557,359)	(557)	55,735,900	55,736	(55,179)		-
Capital Contributions					10,000		10,000
Net loss for 2010						(444,801)	(444,801)

Balance - December 31, 2010	10,167,291	$ 10,168	548,936,137	$548,936	$76,061,687	$(76,704,144)	$ (83,353)

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	2010	2009

Net loss	$ (444,801)	$ (278,000)
Add back issuance of stock for services	434,215	278,000
Increase in Accounts payable	586	-

Net cash used in operations	(10,000)	-

Cash Flow from Financing Activities
Capital Contribution	10,000	-
Net cash provided by financing activities	10,000

Net change in cash	-	-

Beginning cash	-	-

Ending cash	$ -	$ -

Supplemental Cash Flow Information
Cash paid for taxes	$ -	$ -
Cash paid for interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Information Architects Corporation (the “Company”) was a developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions for corporations and individuals as well as identity checking software. The Company suspended all operations in 2006.

At the present time the Company is in the process of investigating acquisition partners and targets. Through December 31, 2010 (and subsequently through March 15, 2011) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

OUR HISTORY

We were founded in 1982 as a Utah corporation under the name of Enertronix Corporation. In 1992 we changed our name to Alydaar Software Corporation ("Alydaar"). Alydaar later changed its corporate domicile to North Carolina through a merger with and into Daar Corporation, a North Carolina corporation established by Alydaar. Alydaar was the surviving corporation. On June 28, 1999 we changed our name to Information Architects Corporation. Information Architects Corporation is referred to herein as the "Company" or "IA."

All operations were suspended in 2006.

Segment Information

The Company is currently not operating and therefore only one segment is relevant.

Going Concern

The Company's financial statements for the years ended December 31, 2010 and 2009 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred accumulated losses of $76,704,144 through December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate sufficient future revenue and acquire other existing businesses that are able to generate profits. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation and Consolidation

The Company's financial statements include only the accounts of Information Architects Corporation. In 2010, the Company formed a Florida Corporation, IA Green Corp, however that entity has had no transactions.

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

Cash and Cash Equivalents

Cash and equivalents include cash on hand or bank overdrafts and highly liquid debt instruments purchased with a maturity of three months or less. There are no cash balances at December 31, 2010 and 2009.

Revenue Recognition

There was no revenue recognized in 2010 and 2009.

Stock-Based Compensation

Statement of Financial Accounting Standards ASC 718 (formerly - SFAS No. 123 (revised 2004)), "Share-Based Payment", defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes The Black-Scholes Model in determining the fair values of options and warrants issued as stock-based compensation. The Black-Scholes Model utilizes the market price of the Company’s common stock as well as time value and volatility factors underlying the positions.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income (loss) was equal to its net loss for 2010 and 2009.

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

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

At December 31, 2009 and 2010, the Company has a liability for unpaid payroll taxes of $75,128. In 2010, the Company requested an abatement of these taxes however a ruling has not been issued as of March 28, 2011. No amounts have been recorded for potential contingencies and/or penalties.

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the period ended December 31, 2010 and 2009, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses in those years. At December 31, 2010, there were preferred shares which if converted would convert to 1,016,729,100 shares of common stock (770,500,000 at December 31, 2009).

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

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT)

Convertible Preferred Stock

As of December 31, 2010 and 2009, the Company has authorized 500,000,000 preferred shares with a par value of $.001 per share but has not assigned these shares to individual classes. There are no liquidation preferences or dividend rights.

There are 10,167,291 – 2010 and 7,705,000 – 2009 Series B shares to be issued as shown on the accompanying financial statements. At December 31, 2010 729,000 shares are due the company’s Acting CEO.

Issuable Series B Preferred Stock

Series B preferred shares are convertible into 100 shares of common stock without any further action by the holders of such shares, and have the right to vote based on 200 votes for each share of Series B preferred stock.

In 2006, 4,925,000 shares were designated for issuance for compensation. An additional 2,780,000 shares were designated for issuance in 2009 for compensation.  All Series B shares are listed as Issuable in the accompanying financial statements until such time as a transfer agent is selected. All shares were valued at fair value at the time they were designation for issuance. The Company’s Acting CEO will receive 2,500,000 shares and other consultants will receive 280,000 shares. The total shares were designated for issuance in 2009 were valued at $278,000. In 2010, 3,019,650 shares were designated as issuable for compensation at fair value (valued at $301,965).

Also, the Company issued 55,735,900 common shares upon conversion of 557,359 Series B preferred shares issuable in 2010.

These shares would convert to 1,016,729,100 common shares.

Common Stock

As of December 31, 2010 and 2009, 2,000,000,000 common shares were authorized.

In 2010, the Company issued 132,250,002 (valued at fair value of $132,250) common shares for a variety of services to unrelated parties and there were no common shares issued in and 2009. Also, the Company issued 55,735,900 common shares upon conversion of 557,359 Series B preferred shares in 2010.

Stock Option Plan

There are no outstanding stock options as of December 31, 2010 and 2009. The Company does not have a stock option plan to benefit salaried employees.

Common Stock Warrants

There are no outstanding stock warrants as of December 31, 2010 and 2009.

Employee Stock Purchase Plan

The Company does not have an employee stock purchase plan.

CAPITAL CONTRIBUTION

In 2010, the Company’s Acting CEO directly paid the invoice for audit services for $10,000. This transaction has been recorded as a Capital Contribution to Additional Paid in Capital in the accompanying financial statements.

NOTE 4 - INCOME TAXES

There was no income tax expense for the years ended December 31, 2010 and 2009 due to the Company's net losses.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2010 and 2009 are as follows:

INFORMATION ARCHITECTS CORPORATION
DEFERRED TAX ASSET
AS OF DECEMBER 31, 2010 AND 2009
	2010	2009
Deferred tax asset
Accumulated deficit	$ 76,704,144	$ (76,259,343)
Estimated tax rate	0.38	0.38
Estimated tax benefit	(29,147,575)	(28,978,550)

Valuation adjustment	29,147,575	28,978,550

Total	$ -	$ -

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to December 31, 2010 through March 15, 2011, the date the financial statements were available to be issued.  During this period, there were no subsequent events other than those described below requiring recognition or disclosure in the financial statements.

In May 2010, the Company, through its subsidiary, IA Green Corp. (a Florida corporation formed in 2010) signed an agreement to acquire certain assets. The principal asset acquired was TimerKing, a proprietary device which works on commercial pizza ovens to significantly reduce gas consumption. As consideration for the asset purchase, the Company was to issue 100,000 Series G preferred shares (Series G preferred shares will convert on a 100 to 1 basis into common shares) to the seller and was also to issue 15,000 Series G preferred shares to consultants in the acquisition. The transaction was cancelled in February 2011 and no shares will be issued.

In May 2010, the Company signed an Independent Distributor Agreement to distribute drug prescription cards. To date no transactions have occurred related to this agreement.

Starting in 2007 when the Company became dormant, the Company did not file the annual reports required by the State of North Carolina. In February 2011, all delinquent reports were filed and the $25 filing fees per year were paid. The Company anticipates that it will be re-instated within 60 days.

In March 2010, the Company began investigating two business opportunities. As of March 24, 2011, no transactions have occurred which would require adjustments to the accompanying financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are Cordovano and Honeck LLP. Their report on our financial statements for the years ended December 31, 2010 and 2009 did not contain any qualifications or adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern.

Item 9A. CONTROLS AND PROCEDURES

As of December 31, 2010, the Company is re-forming in anticipation of becoming an operating entity in 2011

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

Management conducted an assessment of the effectiveness of the Company’s internal control system as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as of December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and term of office as director for each director and his present position(s) with the Company:

---------------------------------------------------------------------

William Craig          64         Director ACEO          April 2009

---------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2008 through December 31, 2010, the registrant has been unable to determine if the prior directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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

Item 11. EXECUTIVE COMPENSATION

The following sets forth information with respect to compensation paid by the Company for the services of the Company's Acting Chief Executive Officer for the years ended December 31, 2010 and 2009.

Stock based compensation valued at – None for 2010; $250,000, 2009.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL SHAREHOLDERS

The following table sets forth as of March 25, 2011 the beneficial ownership of our common stock, by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock, (ii) each of our director and executive officers, and (iii) all of our executive officers and directors as a group.

None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company currently has only one director, its Acting CEO, William Craig.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2010, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

INFORMATION ARCHITECTS CORPORATION
Audit fees to Cordovano and Honeck LLC
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

Total
Audit fees - 2010	$ 2,000
Audit fees - 2009	$ 7,500
Other audit fees	-
Tax compliance fees	-
Other fees	-

Total	$ 9,500

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our financial statements, for review of our interim financial statements included in quarterly reports, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2010 or 2009.

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

List of Exhibits:

      Exhibit Document Location

      31.1Rule 13a-14(a)/15d-14(a) CertificationsIncluded

Item 16. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of  the Company's Common Stock as of March 25, 2011 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors and (iii) all of the aforementioned as a group:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

DATED:

March 28, 2011,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /S/ William Craig

      ——————————————

      William Craig

      Director and acting CEO