Form 10-Q
period 2011-03-31
INFORMATION ARCHITECTS CORP
filed 2011-05-16
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

COMMISSION FILE NUMBER 0-22325

INFORMATION ARCHITECTS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA

State or other jurisdiction of incorporation

 87-0399301

IRS Employer Identification No.

7625 Chapelhill Drive

Orlando, FLA 32819

(Address of principal executive offices) (Zip Code)

(954) 358-7099

(Registrants telephone number, including area code)

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer [] Accelerated filer [] Non-accelerated filer [] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes [] No

The number of shares of common equity outstanding as at May 16, 2011 was 548,936,137.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONDENSED BALANCE SHEETS
		(Derived
		from
		audited
		financial
	(UNAUDITED)	statements)
	March 31,	December 31,
	2011	2010
Assets
Cash	$ 575	$ -
Total assets	$ 575	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 9,092	$ 8,225
Other - Payroll taxes	75,128	75,128
Short term notes payable	20,000	-
Shareholder advances	6,400	-
Total current liabilities	110,620	83,353

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares, par value $.001)
Preferred B - To be issued (2011 - 10,167,291 shares,	10,168	10,168
2010 - 10,167,291 shares)
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2011 - 548,936,137 and 2010 - 548,936,137 shares)	548,936	548,936
Paid in capital	76,068,687	76,061,687
Accumulated deficit	(76,737,836)	(76,704,144)
Total Shareholders' deficit	(110,045)	(83,353)
Total liabilities and shareholders' deficit	$ 575	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010
	2011	2010

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and Administrative Expenses	33,692	-

Income from operations	(33,692)	-

Other income (expense)	-	-

Loss before provision for income taxes	(33,692)	-

Provision for Income Taxes
Provision for Federal income tax	-	-
Provision for State income tax	-	-

Total provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(33,692)	-

Benefit from tax loss carryforward	-	-

Net Loss	$ (33,692)	$ -

Loss applicable to common stockholders	$ (33,692)	$ -

Weighted average common shares outstanding	548,936,137	548,936,137

Basic and diluted loss per share	$ (0.0001)	$ (0.00)

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010
	Quarter ended
	March 31,
	2011	2010
Net loss	$ (33,692)	$ -
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Add back issuance of stock for services	-	-
Changes in:
Accounts payable	867	-

Net cash used in operating activities	(32,825)	-

Cash flows from financing activities
Cash from short term notes payable	20,000
Cash from shareholder advances	6,400
Capital contribution	7,000	-
Net cash provided by financing activities	33,400

Net change in cash	575
Cash - Beginning of period	-	-
Cash - End of period	$ 575	$ -

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of Information Architects Corporation  (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2011, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010. The results of operations for the period ended March 31, 2011 are not necessarily an indication of operating results for the full year.

Principles of Consolidation

The accompanying financial statements include the accounts of Information Architects Corporation and its wholly owned subsidiary, IA Green Corp.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Conversion of preferred shares and warrants issued in connection with the short term notes are not considered in the calculation, as the impact of the potential common shares (totaling 1,016,979,100 shares at March 31, 2011 and 1,016,729,100 at December 31, 2010) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has a retained deficit and limited liquid assets. Management's plans with regard to these matters are to actively search for merger candidates and for opportunities for related funding activities. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s ability to continue as a going concern depends on the success of management's plans in this regard.

Note 1 – Letter of Intent for Merger and Related Funding Transactions

The Company is currently involved in due diligence with respect to two potential acquisitions and/or business opportunities. As of the date of this filing, no transactions have occurred and the due diligence has not yet been completed therefore nothing related to these potential activities or business opportunities have been recorded in the accompanying interim financial statements.

Note 2 – Equity transactions

There were no equity transactions during the quarters ended March 31, 2011 or 2010 except for the capital contribution of $7,000 by the Company’s Acting CEO in payment of audit fees in 2011.

Note 3 – Short term notes payable

During the first quarter of 2011, the Company borrowed $20,000 under the terms of three separate short term notes payable from unrelated parties (One note for $10,000 (due April 28, 2011) and two separate notes for $5,000 each totaling $10,000 (one note is due May 2, 2011 and one is due May 4, 2011)). The terms of the notes require payment at three months from the date of the notes, which dates occurred in the second quarter of 2011. The notes were extended for another 90 days at that point. The two $5,000 notes give each of the holders the right to convert to 10,000,000 shares (20,000,000 total shares) of common stock at any time prior to maturity ($.0005 per share conversion rate, fair value of the shares at the time the notes were negotiated). The $10,000 note gives the holder the right to convert to common stock at any time prior to maturity at a rate of $.0006 per share (fair value of the shares at the time the note was negotiated) (total potential shares 16,666,667) and granted warrants to purchase 250,000 common shares at $.05 par share for a three month period from the maturity date (the fair value of the warrants was calculated using the Black-Scholes method which resulted in a zero valuation). There were no interest rates specified on the notes. Since the fair value of the notes approximated the conversion rates at the time the notes were negotiated, no beneficial conversion feature existed at the time the notes were negotiated and therefore no such expense was recognized.

Note 4 – Shareholder advances

During the first quarter of 2011, three shareholders advanced a total of $6,400 to the Company for the payment of various expenses. There are no specified repayment terms regarding these advances, which are shown as current liabilities on the accompanying financial statements. The amounts are due to an shareholder, officer and director (a related party transaction) - $3,800, a shareholder and officer (a related party transaction) - $600, and a shareholder - $2,000.

Note 5 – Income Taxes

The Company records its income taxes in accordance with ASC 740 Income Taxes.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations.  There has been no interest or penalties recognized in the condensed financial statements.

Note 6 – Related Party Transactions

During the quarter ended March 31, 2011, the Company had the following related party transactions:

Transactions with an officer:

A total of $3,050 was advanced to the officer for payment of office expenses.

$4,500 was paid to the officer for consulting fees.

The officer advanced $2,600 to the Company and the Company repaid $2,000 to the officer, leaving a net balance due the officer at March 31, 2011 of $600.

Transactions with an officer and director:

$4,000 was paid to the officer and director for consulting fees.

The officer and director advanced $14,800 to the Company and the Company repaid $11,000 to the officer and director, leaving a net balance due the officer and director at March 31, 2011 of $3,800.

Note 7 – Subsequent Events

The Company has evaluated events and transactions occurring subsequent to March 31, 2011 and through May 16, 2011, the date these financial statements were available to be issued. During this period, there were no subsequent events other than those described below requiring recognition or disclosure in the accompanying financial statements.

The three short term notes payable (one note for $10,000 and two notes each for $5,000, totaling $20,000) were all extended 90 additional days subsequent to March 31, 2011 with no other changes in their terms. No payments of any kind have been made on any of the notes.

On its Form 10K for December 31, 2010, the Company reported that it had begun investigating two business opportunities. As of May 16, 2011 there have been no transactions related to these opportunities which would require adjustment to the accompanying financial statements as no transactions have occurred and the due diligence operations continue.

Also, in its Form 10K for December 31, 2010, the Company reported that it was anticipating that its corporate charter would be re-instated by the State of North Carolina within 60 days for the date of filing. On April 5, 2011, the Department of The Secretary of State of North Carolina posted a letter on its website wherein they stated that the Company had been re-instated.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were founded in 1982 as a Utah corporation under the name of Enertronix Corporation. In 1992 we changed our name to Alydaar Software Corporation ("Alydaar"). Alydaar later changed its corporate domicile to North Carolina through a merger with and into Daar Corporation, a North Carolina corporation established by Alydaar. Alydaar was the surviving corporation. On June 28, 1999 we changed our name to Information Architects Corporation. Information Architects Corporation is referred to herein as the "Company" or "IA." The Company is currently listed as active in the State of North Carolina.

Results of Operations

Three-month Period Ended March 31, 2011 compared to Three-month Period Ended March 31, 2010

The Company’s activities during the quarter ended March 31, 2011 consisted of the payment of $7,000 of audit fees by the Company’s Acting CEO (which amount was recorded in the accompanying interim financial statements as a capital contribution)   and payment of $25,825 for various other general and administrative expenses and accrual of $867 for audit fees from the year ended December 31, 2010.

Historical operating results by quarters

	Cumulative**	2011
	2011	1Q	NA*	NA*	NA*
Source
Stock compensation (at fair value)	$ -	$ -	$ -	$ -	$ -
Other expenses	25,825	25,825
Capital contributions – Audit fees	7,000	7,000	-	-	-
Accounts payable – Audit fees	867	867	-	-	-

General and Administrative Expenses	$ 33,692	$33,692	$ -	$ -	$ -

	Annual***	2010
	2010	1Q	2Q	3Q	4Q
Source
Stock compensation (at fair value)	$ 434,215	$ -	$ 282,715	$ 151,500	$ -
Capital contributions – Audit fees	10,000	-	-	-	10,000
Accounts payable – Transfer agent fees	586	-	-	-	586

General and Administrative Expenses	$ 444,801	$ -	$ 282,715	$ 151,500	$ 10,586

* - Results from future quarters top be inserted in future Forms 10Q

** - Cumulative total shown for 2011 as results for only one quarter is reported herein.

*** - Total for all four quarters shown for 2010. Quarterly cumulative totals are not shown for 2010.

Due to the nature of the Company’s operations during the last three years there is no discernable pattern to describe the fluctuations from period to period and the foregoing tables are presented for informational purposes. The Company has been largely dormant since 2006 except for some stock compensation transactions during the years ended December 31, 2010 and 2009, which have been reported on previously filed Forms 10K. The Company is currently actively seeking potential merger candidates and business opportunities.

Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, the Company had $575 and $0 cash or cash equivalents, respectively. The Company increased its cash during the first quarter of 2011 by borrowing funds from outside investors ($20,000) and from cash advances from shareholders (a balance of $6,400 at March 31, 2011). These types of transactions had not occurred prior to the first quarter of 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or our industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or other comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, including our acting chief executive officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying interim financial statements (the “Evaluation Date”). Based on that review and evaluation, our acting chief executive officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within the Company in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

Changes in Internal Control over Financial Reporting

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.  See Form 10-K for the year ended December 31, 2010 for the Company’s Risk Factors.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None.

Item 6 - Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

(1) Filed herewith.

(2) Furnished upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

DATED:

May 16, 2011,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /s/ Roland Breton

      ——————————————

      Roland Breton

      President and Acting Chief Executive and Financial Officer