Form 10-Q
period 2009-03-31
INFORMATION ARCHITECTS CORP
filed 2011-06-16
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

The number of shares of common equity outstanding as at June 15, 2011 was 548,936,137.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONDENSED BALANCE SHEETS
		(Derived
		from
		audited
		financial
	(UNAUDITED)	statements)
	March 31,	December 31,
	2009	2008

Assets
Cash	$ -	$ -
Total assets	$ -	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 7,639	$ 7,639
Other - Payroll taxes	75,128	75,128
Short term notes payable	-	-
Shareholder advances	-	-
Total current liabilities	82,767	82,767

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares, par value $.001)
Preferred B - To be issued (2008 - 4,925,000 shares,
2009 - 4,925,000 shares)	4,925	4,925
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2008 - 360,950,235 and 2009 - 360,950,235 shares)	360,950	360,950
Paid in capital	75,532,701	75,532,701
Accumulated deficit	(75,981,343)	(75,981,343)
Total Shareholders' deficit	(82,767)	(82,767)
Total liabilities and shareholders' deficit	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
	2009	2008

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and Administrative Expenses	-	-

Income from operations	-	-

Other income (expense)	-	-

Loss before provision for income taxes	-	-

Provision for income taxes	-	-

Loss before benefit from tax loss carryforward	-	-

Benefit from tax loss carryforward	-	-

Net Loss	$ -	$ -

Loss applicable to common stockholders	$ -	$ -

Weighted average common shares outstanding	360,950,235	360,950,235

Basic and diluted loss per share	$ (0.00)	$ (0.00)

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
Quarter ended
March 31,
	2009	2008

Net loss	$ -	$ -
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Add back issuance of stock for services	-	-
Changes in:
Accounts payable	-	-

Net cash used in operating activities	-	-

Cash flows from financing activities
Cash from short term notes payable	-
Cash from shareholder advances	-
Capital contribution	-	-

Net cash provided by financing activities	-

Net change in cash	-

Cash - Beginning of period	-	-

Cash - End of period	$ -	$ -

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of Information Architects Corporation  (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position as of and at the end of this quarter, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Forms 10-K filed with the Securities and Exchange Commission (the “SEC”) for the years ended December 31, 2010 and 2009. The results of operations for this quarter are not necessarily an indication of operating results for the full year.

Principles of Consolidation

The accompanying financial statements include only the accounts of Information Architects Corporation.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Conversions of preferred shares are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. Equivalent common shares not included in the calculation of net loss per share if all preferred shares were converted at of the end of each quarter were as follows:

		Equivalent
	Preferred	Common
	B shares	Shares
2009
First quarter	4,925,000	492,500,000
Second quarter	7,705,000	770,500,000
Third quarter	7,705,000	770,500,000
Forth quarter	7,705,000	770,500,000

2010
First quarter	7,705,000	770,500,000
Second quarter	9,975,141	997,514,100
Third quarter	10,167,291	1,016,729,100
Forth quarter	10,167,291	1,016,729,100

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

Note 2 – Equity transactions

Equity transactions for all quarters in 2008, 2009, and 2010 were as follows:

2008 – There were no equity transactions during 2008.

2009:

First quarter - There were no equity transactions during the first quarter of 2009.

Second quarter – 2,780,000 Preferred B shares were designated for issuance as stock compensation (fair value of $278,000). 2,500,000 of these shares were issuable to the Company’s Acting CEO.

Third quarter - There were no equity transactions during the third quarter of 2009.

Forth quarter - There were no equity transactions during the forth quarter of 2009.

2010:

First quarter - There were no equity transactions during the first quarter of 2010.

Second quarter:

557,359 Preferred B shares were converted to 55,735,900 common shares.

2,827,150 Preferred B shares were designated for issuance as stock compensation (fair value of $282,715).

Third quarter:

192,500 Preferred B shares were designated for issuance as stock compensation (fair value of $19,250).

132,250,002 common shares were issued as stock compensation (fair value of $132,250).

Forth quarter - There were no equity transactions during the forth quarter of 2010.

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

Note 6 – Subsequent Events

The Company has evaluated events and transactions occurring subsequent to this quarter through June 15, 2011, the date these financial statements were available to be issued. During this period, there were no subsequent events other than those described below requiring recognition or disclosure in the accompanying financial statements.

On its Form 10K for December 31, 2010, the Company reported that it had begun investigating two business opportunities. As of June 15, 2011 there have been no transactions related to these opportunities which would require adjustment to the accompanying financial statements as no transactions have occurred and the due diligence operations continue.

Also, in its Form 10K for December 31, 2010, the Company reported that it was anticipating that its corporate charter would be re-instated by the State of North Carolina within 60 days for the date of filing. On April 5, 2011, the Department of The Secretary of State of North Carolina posted a letter on its website wherein they stated that the Company had been re-instated.

During the first quarter of 2011, three shareholders advanced a total of $6,400 to the Company for the payment of various expenses. There are no specified repayment terms regarding these advances, which are shown as current liabilities on the accompanying financial statements. The amounts are due to a shareholder, officer and director (a related party transaction) - $3,800, a shareholder and officer (a related party transaction) - $600, and a shareholder - $2,000.

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

In the second quarter of 2011, the three short term notes payable (one note for $10,000 and two notes each for $5,000, totaling $20,000) were all extended 90 additional days subsequent to March 31, 2011 with no other changes in their terms. No payments of any kind have been made on any of the notes.

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

Results of Operations

Three-month Period Ended March 31, 2009 compared to Three-month Period Ended March 31, 2008

There were no transactions in the first quarter of either 2009 or 2008.

Historical operating results by quarters

2008	Total	2008 by quarter
	2008	1Q	2Q	3Q	4Q
Source
Stock compensation (at fair value)	$ -	$ -	$ -	$ -	$ -
Other G&A expenses	-	-	-	-	-

General and Administrative Expenses	$ -	$ -	$ -	$ -	$ -

2009	Total	2009 by quarter
	2009	1Q	2Q	3Q	4Q
Source
Stock compensation (at fair value)	$278,000	$ -	$278,000	$ -	$ -
Other G&A expenses	-	-	-	-	-

General and Administrative Expenses	$278,000	$ -	$278,000	$ -	$ -

2010	Total	2010 by quarter
	2010	1Q	2Q	3Q	4Q
Source
Stock compensation (at fair value)	$434,215	$ -	$282,715	$151,500	$ -
Other G&A expenses	10,586	-	-	-	10,586

General and Administrative Expenses	$444,801	$ -	$282,715	$151,500	$10,586

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

Liquidity and Capital Resources

For all quarters in 2009 and 2008, the Company did not have any cash or cash equivalents.

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

June 15, 2011,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /s/ Roland Breton

      ——————————————

      Roland Breton

      President and Acting Chief Executive and Financial Officer