Form 10-Q
period 2009-06-30
INFORMATION ARCHITECTS CORP
filed 2011-06-16
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONDENSED BALANCE SHEETS
		(Derived
		from
		audited
		financial
	(UNAUDITED)	statements)
	June 30,	December 31,
	2009	2008

Assets
Cash	$ -	$ -
Total assets	$ -	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 7,639	$ 7,639
Other - Payroll taxes	75,128	75,128
Short term notes payable	-	-
Shareholder advances	-	-
Total current liabilities	82,767	82,767

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares, par value $.001)
Preferred B - To be issued (2008 - 4,925,000 shares,
2009 - 7,705,000 shares)	7,705	4,925
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2008 - 360,950,235 and 2009 - 360,950,235 shares)	360,950	360,950
Paid in capital	75,807,921	75,532,701
Accumulated deficit	(76,259,343)	(75,981,343)
Total Shareholders' deficit	(82,767)	(82,767)
Total liabilities and shareholders' deficit	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
	Three-month	Six-month	Three-month	Six-month
	Period ended	Period ended	Period ended	Period ended
	June 30,	June 30,	June 30,	June 30,
	2009	2009	2008	2008

Sales	$ -	$ -	$ -	$ -
Less cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

General and Administrative Expenses	278,000	278,000	-	-

Income from operations	(278,000)	(278,000)	-	-

Other income (expense)	-	-	-	-

Loss before provision for income taxes	(278,000)	(278,000)	-	-

Provision for income taxes	-	-	-	-

Loss before benefit from tax loss carryforward	(278,000)	(278,000)	-	-

Benefit from tax loss carryforward	-	-	-	-

Net Loss	$ (278,000)	$ (278,000)	$ -	$ -

Loss applicable to common stockholders	$ (278,000)	$ (278,000)	$ -	$ -

Weighted average common shares outstanding	360,950,235	360,950,235	360,950,235	360,950,235

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
Six-month
Period Ended
June 30,
	2009	2008

Net loss	$(278,000)	$ -
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Add back issuance of stock for services	278,000	-
Changes in:
Accounts payable	-	-

Net cash used in operating activities	-	-

Cash flows from financing activities
Cash from short term notes payable	-
Cash from shareholder advances	-
Capital contribution	-	-

Net cash provided by financing activities	-

Net change in cash	-

Cash - Beginning of period	-	-

Cash - End of period	$ -	$ -

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

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

Results of Operations

Three-month Period Ended June 30, 2009 compared to Three-month Period Ended June 30, 2008

There were no transactions during the second quarter of 2008. There was $278,000 in stock compensation recorded in the second quarter of 2009.

Historical operating results by quarters

2008	Total	2008 by quarter
	2008	1Q	2Q	3Q	4Q
Source
Stock compensation (at fair value)	$ -	$ -	$ -	$ -	$ -
Other G&A expenses	-	-	-	-	-

General and Administrative Expenses	$ -	$ -	$ -	$ -	$ -

2009	Total	2009 by quarter
	2009	1Q	2Q	3Q	4Q
Source
Stock compensation (at fair value)	$278,000	$ -	$278,000	$ -	$ -
Other G&A expenses	-	-	-	-	-

General and Administrative Expenses	278,000	$ -	$278,000	$ -	$ -

2010	Total	2010 by quarter
	2010	1Q	2Q	3Q	4Q
Source
Stock compensation (at fair value)	$434,215	$ -	$282,715	$151,500	$ -
Other G&A expenses	10,586	-	-	-	10,586

General and Administrative Expenses	$444,801	$ -	$282,715	$151,500	$10,586

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