Form 10-Q
period 2009-09-30
INFORMATION ARCHITECTS CORP
filed 2011-06-16
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONDENSED BALANCE SHEETS
		(Derived
		from
		audited
		financial
	(UNAUDITED)	statements)
	September 30,	December 31,
	2009	2008
Assets
Cash	$ -	$ -
Total assets	$ -	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 7,639	$ 7,639
Other - Payroll taxes	75,128	75,128
Short term notes payable	-	-
Shareholder advances	-	-
Total current liabilities	82,767	82,767

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares, par value $.001)
Preferred B - To be issued (2008 - 4,925,000 shares,
2009 - 7,705,000 shares)	7,705	4,925
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2008 - 360,950,235 and 2009 - 360,950,235 shares)	360,950	360,950
Paid in capital	75,807,921	75,532,701
Accumulated deficit	(76,259,343)	(75,981,343)
Total Shareholders' deficit	(82,767)	(82,767)
Total liabilities and shareholders' deficit	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
	Three-month	Nine-month	Three-month	Nine-month
	Period ended	Period ended	Period ended	Period ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2008

Sales	$ -	$ -	$ -	$ -
Less cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

General and Administrative Expenses	-	278,000	-	-

Income from operations	-	(278,000)	-	-

Other income (expense)	-	-	-	-

Loss before provision for income taxes	-	(278,000)	-	-

Provision for income taxes	-	-	-	-

Loss before benefit from tax loss carryforward	-	(278,000)	-	-

Benefit from tax loss carryforward	-	-	-	-

Net Loss	$ -	$ (278,000)	$ -	$ -

Loss applicable to common stockholders	$ -	$(278,000)	$ -	$ -

Weighted average common shares outstanding	360,950,235	360,950,235	360,950,235	360,950,235

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
Nine-month
Period Ended
September 30,
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

Results of Operations

Three-month Period Ended September 30, 2009 compared to Three-month Period Ended September 30, 2008

There were no activities recorded in the financial statements during either quarter.

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