Form 10-Q
period 2010-03-31
INFORMATION ARCHITECTS CORP
filed 2011-06-16
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONDENSED BALANCE SHEETS
		(Derived
		from
		audited
		financial
	(UNAUDITED)	statements)
	March 31,	December 31,
	2010	2009

Assets
Cash	$ -	$ -
Total assets	$ -	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 7,639	$ 7,639
Other - Payroll taxes	75,128	75,128
Short term notes payable	-	-
Shareholder advances	-	-
Total current liabilities	82,767	82,767

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares, par value $.001)
Preferred B - To be issued (2010 - 7,705,000 shares,
2009 - 7,705,000 shares)	7,705	7,705
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2010 - 360,950,235 and 2009 - 360,950,235 shares)	360,950	360,950
Paid in capital	75,807,921	75,807,921
Accumulated deficit	(76,259,343)	(76,259,343)
Total Shareholders' deficit	(82,767)	(82,767)
Total liabilities and shareholders' deficit	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009
	2010	2009

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and Administrative Expenses	-	-

Income from operations	-	-

Other income (expense)	-	-

Net income	$ -	$ -

Weighted average common shares outstanding	360,950,235	360,950,235

Basic and diluted loss per share	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009
Quarter ended
March 31,
	2010	2009

Net loss	$ -	$ -
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Add back issuance of stock for services	-	-
Changes in:
Accounts payable	-	-

Net cash used in operating activities	-	-

Cash flows from financing activities
Cash from short term notes payable
Cash from shareholder advances	-
Capital contribution	-	-

Net cash provided by financing activities	-

Net change in cash	-

Cash - Beginning of period	-	-

Cash - End of period	$ -	$ -

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

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

Results of Operations

Three-month Period Ended March 31, 2010 compared to Three-month Period Ended March 31, 2009

There were no transactions recorded in the Company’s financial statements during the first quarter of either 2010 or 2009.

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

Liquidity and Capital Resources

For all quarters in 2010 and 2009, the Company did not have any cash or cash equivalents.

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