Form 10-Q
period 2010-06-30
INFORMATION ARCHITECTS CORP
filed 2011-06-16
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONDENSED BALANCE SHEETS
		(Derived
		from
		audited
		financial
	(UNAUDITED)	statements)
	June 30,	December 31,
	2010	2009

Assets
Cash	$ -	$ -
Total assets	$ -	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 7,639	$ 7,639
Other - Payroll taxes	75,128	75,128
Short term notes payable	-	-
Shareholder advances	-	-
Total current liabilities	82,767	82,767

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares, par value $.001)
Preferred B - To be issued (2010 - 9,975,141 shares,
2009 - 7,705,000 shares)	9,976	7,705
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2010 - 416,686,135 and 2009 - 360,950,235 shares)	416,686	360,950
Paid in capital	76,032,629	75,807,921
Accumulated deficit	(76,542,058)	(76,259,343)
Total Shareholders' deficit	(82,767)	(82,767)
Total liabilities and shareholders' deficit	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
	Three-month	Six-month	Three-month	Six-month
	Period ended	Period ended	Period ended	Period ended
	June 30,	June 30,	June 30,	June 30,
	2010	2010	2009	2009

Sales	$ -	$ -	$ -	$ -
Less cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

General and Administrative Expenses	282,715	282,715	278,000	278,000

Income from operations	(282,715)	(282,715)	(278,000)	(278,000)

Other income (expense)	-	-	-	-

Loss before provision for income taxes	(282,715)	(282,715)	(278,000)	(278,000)

Provision for income taxes	-	-	-	-

Loss before benefit from tax loss carryforward	(282,715)	(282,715)	(278,000)	(278,000)

Benefit from tax loss carryforward	-	-	-	-

Net Loss	$ (282,715)	$ (282,715)	$ (278,000)	$ (278,000)

Loss applicable to common stockholders	$ (282,715)	$ (282,715)	$ (278,000)	$ (278,000)

Weighted average common shares outstanding	400,149,110	380,657,957	360,950,235	360,950,235

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
Six-month
Period Ended
June 30,
	2010	2009

Net loss	$(282,715)	$(278,000)
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Add back issuance of stock for services	282,715	278,000
Changes in:
Accounts payable	-	-

Net cash used in operating activities	-	-

Cash flows from financing activities
Cash from short term notes payable	-
Cash from shareholder advances	-
Capital contribution	-	-

Net cash provided by financing activities	-

Net change in cash	-

Cash - Beginning of period	-	-

Cash - End of period	$ -	$ -

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

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

Results of Operations

Three-month Period Ended June 30, 2010 compared to Three-month Period Ended June 30, 2009

During the second quarter of 2010, the Company recorded $282,715 in stock compensation. During the second quarter of 2009, the Company recorded $278,000 in stock compensation.

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

Item 6 – Exhibits

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