Form 10-Q
period 2010-09-30
INFORMATION ARCHITECTS CORP
filed 2011-06-16
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONDENSED BALANCE SHEETS
		(Derived
		from
		audited
		financial
	(UNAUDITED)	statements)
	September 30,	December 31,
	2010	2009
Assets
Cash	$ -	$ -
Total assets	$ -	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 7,639	$ 7,639
Other - Payroll taxes	75,128	75,128
Short term notes payable	-	-
Shareholder advances	-	-
Total current liabilities	82,767	82,767

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares, par value $.001)
Preferred B - To be issued (2010 - 10,167,291 shares,
2009 - 7,705,000 shares)	10,168	7,705
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2010 - 548,936,137 and 2009 - 360,950,235 shares)	548,936	360,950
Paid in capital	76,051,687	75,807,921
Accumulated deficit	(76,693,558)	(76,259,343)
Total Shareholders' deficit	(82,767)	(82,767)
Total liabilities and shareholders' deficit	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS SEPTEMBER 30, 2010 AND 2009
	Three-month	Nine-month	Three-month	Nine-month
	Period ended	Period ended	Period ended	Period ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2009

Sales	$ -	$ -	$ -	$ -
Less cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

General and Administrative Expenses	151,500	434,215	-	278,000

Income from operations	(151,500)	(434,215)	-	(278,000)

Other income (expense)	-	-	-	-

Loss before provision for income taxes	(151,500)	(434,215)	-	(278,000)

Provision for income taxes	-	-	-	-

Loss before benefit from tax loss carryforward	(151,500)	(434,215)	-	(278,000)

Benefit from tax loss carryforward	-	-	-	-

Net Loss	$ (151,500)	$ (434,215)	$ -	$ (278,000)

Loss applicable to common stockholders	$ (151,500)	$ (434,215)	$ -	$ (278,000)

Weighted average common shares outstanding	478,498,636	413,834,06	360,950,235	360,950,235

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
Nine-month
Period Ended
September 30,
	2010	2009

Net loss	$(434,215)	$(278,000)
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Add back issuance of stock for services	434,215	278,000
Changes in:
Accounts payable	-	-

Net cash used in operating activities	-	-

Cash flows from financing activities
Cash from short term notes payable	-
Cash from shareholder advances	-
Capital contribution	-	-

Net cash provided by financing activities	-

Net change in cash	-

Cash - Beginning of period	-	-

Cash - End of period	$ -	$ -

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

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

Results of Operations

Three-month Period Ended September 30, 2010 compared to Three-month Period Ended September 30, 2009

During the third quarter of 2010, the Company recorded $151,500 in stock based compensation. There were no transactions recorded in the third quarter if 2009.

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