Form 10-Q/A
period 2009-03-31
INFORMATION ARCHITECTS CORP
filed 2011-07-01
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QA

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [X] No

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