Form 10-K/A
period 2009-12-31
INFORMATION ARCHITECTS CORP
filed 2011-07-01
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

At the present time the Company is again in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset. Through December 31, 2009 (and subsequently through February 15, 2011) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

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

The Company suspended operations in 2006 and determined to impair the value of its perceptre software asset for financial statement purposes and all assets were written down to zero. Even though the Company has fully impaired the value of its perceptre software asset, the Company still owns the software and fully plans on developing it further in the future.

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

In June 2003 the company re-commenced operations. In 2005 the Company's revenues were derived from its Employment Screening and Background Investigations software application. In 2006 the Company suspended its efforts to continue in the Employment Screening and Background Investigation Industry and impaired the value of the perceptre software asset for financial statement purposes. The Company suspended operations in 2006 and the all assets were written down to zero.

The 2008 and 2009 financial statements reflect the account of the Company and only show few stock based compensation transactions in its efforts to investigate new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset. All relationships with any former subsidiaries have been terminated and the financial statements reflect only the accounts of the Company.

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

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2009 the Company incurred a loss of $278,000 comprised entirely of preferred stock for services in its efforts to investigate new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset.

The following financial discussion related to our operations.

Revenue

IA had no revenues in 2009 and 2008

Cost of Revenues and Gross Margin

IA had no costs of sales for 2009 or 2008.

Sales and Marketing

Sales and marketing expenses were $0 in 2009 and 2008.

Research and Development

There was $0 in research and development expenses in 2009 and 2008.

General and Administrative

General and administrative expenses were $278,000 in 2009 comprised entirely of stock compensation to consultants in its efforts to investigate new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset.

Depreciation and Amortization

There were no depreciation and amortization expenses for 2009 and 2008.

Advertising expenses

There were no advertising expenses for 2009 and 2008.

Other Items

We had no interest income or expense in 2009 and 2008.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for 2009 or 2008.

Other

During 2009, we issued preferred stock to pay for services in our efforts to investigate new business lines and services to add to existing software resources and enhance its ability to market our perceptre software asset. We anticipate the continuation of this practice in the future.

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
The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Issuable Preferred Stock		COMMON STOCKS
	Series B
	# of Shares	Par Value	# of Shares	Par Value

Balance - December 31, 2007	4,925,000	$4,925	306,950,235	$306,950

Net loss for 2008

Balance - December 31, 2008	4,925,000	4,925	306,950,235	306,950

Issuance of stock for compensation	2,780,000	2,780	-	-
Net loss for 2009

Balance - December 31, 2009	7,705,000	$7,705	306,950,235	$306,950

INFORMATION ARCHITECTS CORPORATION
STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Deficit

Balance - December 31, 2007	$75,532,701	$(75,981,343)	$ (82,767)

Net loss for 2008		-

Balance - December 31, 2008	75,532,701	(75,981,343)	$ (82,767)

Issuance of stock for compensation	275,220		278,000
Net loss for 2009		(278,000)	(278,000)

Balance - December 31, 2009	$75,807,921	$(76,259,343)	$ (82,767)

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

At the present time the Company is again in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset. Through December 31, 2009 (and subsequently through February 15, 2011) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

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

The Company suspended operations in 2006 and determined to impair the value of its perceptre software asset for financial statement purposes and and all assets were written down to zero. Even though the Company has fully impaired the value of its perceptre software asset, the Company still owns the software and fully plans on developing it further in the future.

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