Form 10-K/A
period 2010-12-31
INFORMATION ARCHITECTS CORP
filed 2011-07-01
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

At the present time the Company is in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset. Through December 31, 2010 (and subsequently through March 25, 2011) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

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

All operations were suspended in 2006. At the present time the Company is in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market it perceptre software asset.

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

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Architects Corporation (the “Company”) was a developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions for both corporations and individuals as well as identity checking software. The Company suspended all operations in 2006 and is in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset.

At the present time the Company is in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset. Through December 31, 2010 (and subsequently through March 25, 2011) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

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

RESULTS OF OPERATIONS

For the fiscal years ended December 31, 2010 and 2009 the Company incurred a loss of $444,801 and $278,000, respectively, comprised entirely of stock issued for services in its efforts to investigate new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset.

.

The following financial discussion related to our operations.

Revenue

IA had no revenues in 2010 and 2009

Cost of Revenues and Gross Margin

IA had no costs of sales for 2010 and 2009.

Sales and Marketing

Sales and marketing expenses were $0 in 2010 and 2009.

Research and Development

There was $0 in research and development expenses in 2010 and 2009.

General and Administrative

For the fiscal years ended December 31, 2010 and 2009 general and administrative expenses were $444,801 and $278,000, respectively, comprised entirely of stock compensation to consultants in our efforts to investigate new business lines and services to add to existing software resources and enhance our ability to market our perceptre software asset.

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

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
STATEMENT OF SHAREHOLDERS' ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock		COMMON STOCKS		Additional		Total
	Series B				Paid-In	Accumulated	Stockholders'
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2008	4,925,000	$ 4,925	360,950,235	$360,950	$75,532,701	$(75,981,343)	$ (82,767)

Issuance of stock for compensation	2,780,000	2,780	-	-	275,220		278,000
Net loss for 2009						(278,000)	(278,000)

Balance - December 31, 2009	7,705,000	$ 7,705	360,950,235	$360,950	$75,807,921	$(76,259,343)	$ (82,767)

Issuance of stock for compensation	3,019,650	3,020	132,250,002	132,250	298,945		434,215
Conversions	(557,359)	(557)	55,735,900	55,736	(55,179)		-
Capital Contributions					10,000		10,000
Net loss for 2010						(444,801)	(444,801)

Balance - December 31, 2010	10,167,291	$10,168	548,936,137	$548,936	$76,061,687	$(76,704,144)	$ (83,353)

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

At the present time the Company is in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset. Through December 31, 2010 (and subsequently through March 15, 2011) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

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

In March 2010, the Company began investigating two business opportunities one of which would significantly enhance the value of its perceptre software. As of March 24, 2011, no transactions have occurred which would require adjustments to the accompanying financial statements.

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