Form 10-Q/A
period 2011-03-31
INFORMATION ARCHITECTS CORP
filed 2011-07-01
CIK 1018336

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

Historical operating results by quarters

	Cumulative**	2011
	2011	1Q	NA*	NA*	NA*
Source
Stock compensation (at fair value)	$ -	$ -	$ -	$ -	$ -
Other expenses	25,825	25,825
Capital contributions – Audit fees	7,000	7,000	-	-	-
Accounts payable – Audit fees	867	867	-	-	-

General and Administrative Expenses	$ 33,692	$33,692	$ -	$ -	$ -

	Annual***	2010
	2010	1Q	2Q	3Q	4Q
Source
Stock compensation (at fair value)	$ 434,215	$ -	$ 282,715	$ 151,500	$ -
Capital contributions – Audit fees	10,000	-	-	-	10,000
Accounts payable – Transfer agent fees	586	-	-	-	586

General and Administrative Expenses	$ 444,801	$ -	$ 282,715	$ 151,500	$10,586

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