Form 10-Q
period 2011-06-30
INFORMATION ARCHITECTS CORP
filed 2011-08-15
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares of common equity outstanding as at August 15, 2011 was 5,489,361.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONDENSED BALANCE SHEETS
(Derived
from
audited
financial
(UNAUDITED)	statements)
June 30,	December 31,
2011	2010

Assets
Cash	$ 146	$ -
Total assets	$ 146	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 11,747	$ 8,225
Other - Payroll taxes	75,128	75,128
Short term notes payable	20,000	-
Accrued salaries	142,500	-
Shareholder advances	8,400	-
Total current liabilities	257,775	83,353

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares, par value $.001)
Preferred B - To be issued (2011 - 7,108,820 shares,
2010 - 5,083,820 shares)	7,109	5,084
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2011 - 5,489,361 and 2010 - 5,489,361 shares)	5,490	5,490
Paid in capital	77,124,267	76,610,217
Deferred stock based compensation	(345,260)	-
Accumulated deficit	(77,049,235)	(76,704,144)
Total Shareholders' deficit	(257,629)	(83,353)
Total liabilities and shareholders' deficit	$ 146	$ -
See the accompanying notes to unaudited condensed financial statements 2
INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
Three-month	Three-month	Six-month	Six-month
Period ended	Period ended	Period ended	Period ended
June 30,	June 30,	June 30,	June 30,
2011	2010	2011	2010

Sales	$ -	$ -	$ -	$ -

Less cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

General and Administrative Expenses	311,399	282,715	345,091	282,715

Income from operations	(311,399)	(282,715)	(345,091)	(282,715)

Other income (expense)	-	-	-	-

Loss before provision for income taxes	(311,399)	(282,715)	(345,091)	(282,715)

Provision for income taxes	-	-	-	-

Loss before benefit from tax loss carryforward	(311,399)	(282,715)	(345,091)	(282,715)

Benefit from tax loss carryforward	-	-	-	-

Net Loss	$(311,399)	$(282,715)	$ (345,091)	$ (282,715)

Loss applicable to common stockholders	$(311,399)	$(282,715)	$ (345,091)	$ (282,715)

Weighted average common shares outstanding	5,489,361	4,001,491	5,489,361	3,806,580

Basic and diluted loss per share	$ (0.06)	$ (0.07)	$ (0.06)	$ (0.07)

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENT OF SHAREHOLDERS' ACCUMULATED DEFICIT
						Deferred
	Issuable Preferred Stock		COMMON STOCK		Additional	Stock		Total
	Series B				Paid-In	Based	Accumulated	Stockholders'
	# of Shares*	Amount	# of Shares**	Amount	Capital	Compensation	Deficit	Equity

Balance - December 31, 2010	5,083,820	$ 5,084	5,489,361	$ 5,490	$76,610,217	$ -	$(76,704,144)	$ (83,353)

Issuance of stock for compensation	2,025,000	2,025	-	-	505,050	-	-	507,075
Capital Contributions	-	-	-	-	9,000	-	-	9,000
Deferred stock based compensation	-	-	-	-	-	(345,260)	-	(345,260)
Net loss for first half of 2011	-	-	-	-	-	-	(345,091)	(345,091)

Balance - June 30, 2011	7,108,820	$ 7,109	5,489,361	$ 5,490	$77,124,267	$ (345,260)	$(77,049,235)	$ (257,629)

*Restated for 2-to-1 reverse stock split (See Note 2)
**Restated for 100-to-1 reverse stock split (See Note 2)

The accompanying notes are an integral part of these unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
	Six-month
	Period Ended
	June 30,
	2011	2010

Net loss	$(345,091)	$(282,715)
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Issuance of stock for services	507,075	282,715
Deferred stock based compensation	(345,260)	-
Changes in:
Accrued wages	142,500	-
Accounts payable	3,522	-

Net cash used in operating activities	(37,254)	-

Cash flows from financing activities
Cash from short term notes payable	20,000	-
Cash from shareholder advances	8,400	-
Capital contribution	9,000	-

Net cash provided by financing activities	37,400

Net change in cash	146	-

Cash - Beginning of period	-	-

Cash - End of period	$ 146	$ -

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Information Architects Corporation  (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2011, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010. The results of operations for the period ended June 30, 2011 are not necessarily an indication of operating results for the full year.

Principles of Consolidation

The accompanying financial statements include the accounts of Information Architects Corporation and its wholly owned subsidiary, IA Green Corp.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Conversion of preferred shares and warrants issued in connection with the short term notes are not considered in the calculation, as the impact of the potential common shares (totaling 710,882,000 post reverse split shares at June 30, 2011 and 508,382,000 post reverse split at December 31, 2010) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

Note 2 – Equity transactions

During the quarter ended June 30, 2011, the Company designated for issuance 2,025,000 Preferred B post reverse shares as compensation to officers and consultants. There were no other equity transactions during the quarter ended June 30, 2011 except for the capital contribution of $9,000 by a shareholder and consultant in payment of audit fees in 2011.

During the quarter ended June 30, 2011, the Company effected a 100-to-1 reverse split of its common shares and a 2-to-1 reverse split of its preferred B shares. All per share amounts and share counts have been retroactively adjusted in the accompanying financial statements.

Issuable Series B Preferred Stock - Series B preferred shares are convertible into 100 shares of common stock without any further action by the holders of such shares, and have the right to vote based on 200 votes for each share of Series B preferred stock. All Series B shares are listed as Issuable in the accompanying financial statements until such time as a new transfer agent is selected and the shares can be issued to the recipients.

Note 3 – Short term notes payable

During the first quarter of 2011, the Company borrowed $20,000 under the terms of three separate short term notes payable from unrelated parties (One note for $10,000 (due April 28, 2011) and two separate notes for $5,000 each totaling $10,000 (one note is due May 2, 2011 and one is due May 4, 2011)), the balance of $20,000 remained outstanding as of June 30, 2011. The terms of the notes require payment at three months from the date of the notes, which dates occurred in the second quarter of 2011. The Company is in negotiations with the note holders to convert the balances owed to shares. The two $5,000 notes give each of the holders the right to convert to 100,000 post reverse split shares (200,000 post reverse split total shares) of common stock at any time prior to maturity ($.0005 per share conversion rate, fair value of the shares at the time the notes were negotiated). The $10,000 note gives the holder the right to convert to common stock at any time prior to maturity at a rate of $.0006 per share (fair value of the shares at the time the note was negotiated) (total potential post reverse split shares 166,667) and granted warrants to purchase 2,500 common shares post reverse split at $.05 par share for a three month period from the maturity date (the fair value of the warrants was calculated using the Black-Scholes method which resulted in a zero valuation). There were no interest rates specified on the notes. Since the fair value of the notes approximated the conversion rates at the time the notes were negotiated, no beneficial conversion feature existed at the time the notes were negotiated and therefore no such expense was recognized.

Note 4 – Shareholder advances

During the first two quarters of 2011, three shareholders advanced a total of $8,400 to the Company for the payment of various expenses. There are no specified repayment terms regarding these advances, which are shown as current liabilities on the accompanying financial statements. The amounts are due to a shareholder, officer and director (a related party transaction) - $5,800, a shareholder and officer (a related party transaction) - $600, and a shareholder - $2,000.

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

Note 6 – Related Party Transactions

During the six month period ended June 30, 2011, the Company had the following related party transactions:

Transactions with an officer and director:

A total of $1,400 was reimbursed to the officer for payment of office expenses.

$4,500 was paid to the officer for consulting fees. An additional $37,500 salary was accrued during the quarter ended June 30, 2011. 250,000 post reverse split Preferred B shares were designated for issuance as compensation.

The officer advanced $2,600 to the Company and the Company repaid $2,000 to the officer, leaving a net balance due the officer at June 30, 2011 of $600.

Transactions with a former officer and director and current consultant:

$4,000 was paid to the officer and director for consulting fees. An additional $45,000 salary was accrued during the quarter ended June 30, 2011. 1,250,000 post reverse split Preferred B shares were designated for issuance as compensation.

The officer and director advanced $16,800 to the Company and the Company repaid $11,000 to the officer and director, leaving a net balance due the officer and director at June 30, 2011 of $5,800.

Transactions with an officer and director and former consultant:

250,000 post reverse split Preferred B shares were designated for issuance as compensation. An additional $37,500 salary was accrued during the quarter ended June 30, 2011.

Transactions with a director:

150,000 post reverse split Preferred B shares were designated for issuance as compensation. An additional $22,500 salary was accrued during the quarter ended June 30, 2011.

Note 7 – Stock based compensation

During the quarter ended June 30, 2011, the Company issued a total of 2,025,000 Preferred B shares (post reverse split numbers) as compensation to certain employees and a contractor. The shares were valued at fair value on the date of issuance based on the equivalent common shares into which the preferred shares can be converted. The total value of the shares in the accompanying financial statements was $507,075, of which $115,090 was expensed as general and administrative expense and $345,260 was deferred to later periods according to the terms of the contracts. Of these shares 125,000 were designated for issuance to unrelated parties for legal and other consulting services and 1,900,000 were designated for issuance to related parties as detailed in Note 6.

Note 8 – Subsequent Events

The Company has evaluated events and transactions occurring subsequent to June 30, 2011 and through August 10, 2011, the date these financial statements were available to be issued. During this period, there were no subsequent events other than those described below requiring recognition or disclosure in the accompanying financial statements.

The three short term notes payable (one note for $10,000 and two notes each for $5,000, totaling $20,000) were all extended 90 additional days subsequent to June 30, 2011 with no other changes in their terms. No payments of any kind have been made on any of the notes.

On its Form 10K for December 31, 2010, the Company reported that it had begun investigating two business opportunities. As of August 10, 2011 there have been no transactions related to these opportunities which would require adjustment to the accompanying financial statements as no transactions have occurred and the due diligence operations continue.

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

Results of Operations

Three-month Period Ended June 30, 2011 compared to Three-month Period Ended June 30, 2010

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
	Three-month	Three-month
	Period ended	Period ended
	June 30,	June 30,
	2011	2010

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and Administrative Expenses	311,399	282,715

Income from operations	(311,399)	(282,715)

Other income (expense)	-	-

Loss before provision for income taxes	(311,399)	(282,715)

Provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(311,399)	(282,715)

Benefit from tax loss carryforward	-	-

Net Loss	$ (311,399)	$ (282,715)

The major component of the Company’s activity during the second quarter of 2011 was stock based compensation and accrual of salaries for certain officers and consultants. Stock based compensation was also a major component of the 2011 figure, however the amount was less.

Six-month Period Ended June 30, 2011 compared to Six-month Period Ended June 30, 2010

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
	Six-month	Six-month
	Period ended	Period ended
	June 30,	June 30,
	2011	2010

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and Administrative Expenses	345,091	282,715

Income from operations	(345,091)	(282,715)

Other income (expense)	-	-

Loss before provision for income taxes	(345,091)	(282,715)

Provision for income taxes	-	-

Loss before benefit from tax loss carryforward	(345,091)	(282,715)

Benefit from tax loss carryforward	-	-

Net Loss	$ (345,091)	$ (282,715)

The major component of the Company’s activity during the second quarter of 2011 was stock based compensation and accrual of salaries for certain officers and consultants. Stock based compensation was also a major component of the 2011 figure, however the amount was less.

Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, the Company had $146 and $0 cash or cash equivalents, respectively. The Company increased its cash during the first half of 2011 by borrowing funds from outside investors ($20,000) and from cash advances from shareholders (a balance of $8,400 at June 30, 2011). These types of transactions had not occurred prior to the first quarter of 2011.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None.

Item 6 - Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)
33.1	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
34.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

(1) Filed herewith.

(2) Furnished upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

DATED:

August 15, 2011,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /s/ Roland Breton

      ——————————————

      Roland Breton

      President and Acting Chief Executive