Form 10-Q/A
period 2011-06-30
INFORMATION ARCHITECTS CORP
filed 2011-09-09
CIK 1018336

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

The number of shares of common equity outstanding as at September 9, 2011 was 5,489,361.

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

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION

UNAUDITED CONDENSED STATEMENT OF SHAREHOLDERS' ACCUMULATED DEFICIT

						Deferred
	Issuable Preferred Stock		COMMON STOCK		Additional	Stock		Total
	Series B				Paid-In	Based	Accumulated	Stockholders'
	# of Shares*	Amount	# of Shares**	Amount	Capital	Compensation	Deficit	Equity

Balance - December 31, 2010	5,083,820	$ 5,084	5,489,361	$ 5,490	$76,610,217	$ -	$(76,704,144)	$ (83,353)

Issuance of stock for compensation	2,025,000	2,025	-	-	505,050	-	-	507,075
Capital Contributions	-	-	-	-	9,000	-	-	9,000
Deferred stock based compensation	-	-	-	-	-	(345,260)	-	(345,260)
Net loss for first half of 2011	-	-	-	-	-	-	(345,091)	(345,091)

Balance - June 30, 2011	7,108,820	$ 7,109	5,489,361	$5,490	$77,124,267	$ (345,260)	$(77,049,235)	$ (257,629)

*Restated for 2-to-1 reverse stock split (See Note 2)

**Restated for 100-to-1 reverse stock split (See Note 2)

The accompanying notes are an integral part of these unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
	Six-month
	Period Ended
	June 30,
	2011	2010

Net loss	$(345,091)	$(282,715)
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Issuance of stock for services	507,075	282,715
Deferred stock based compensation	(345,260)	-
Changes in:
Accrued wages	142,500	-
Accounts payable	3,522	-

Net cash used in operating activities	(37,254)	-

Cash flows from financing activities
Cash from short term notes payable	20,000	-
Cash from shareholder advances	8,400	-
Capital contribution	9,000	-

Net cash provided by financing activities	37,400	-

Net change in cash	146	-

Cash - Beginning of period	-	-

Cash - End of period	$ 146	$ -

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None.

Item 6 - Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)
33.1	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
34.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)
101.INS	iach – 20110630.xml – instance document
101.SCH	iach – 20110630.xsd – schema document
101.CAL	iach – 20110630_cal.xml – calculation linkbase
101.DEF	iach – 20110630_def.xml – definitions linkbase
101.LAB	iach – 20110630_lab.xml – label linkbase
101.PRE	iach – 20110630_pre.xml – presentation linkbase

(1) Filed herewith.

(2) Furnished upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

DATED:

September 9, 2011,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /s/ Roland Breton

      ——————————————

      Roland Breton

      President and Acting Chief Executive