Form 10-Q
period 2011-09-30
INFORMATION ARCHITECTS CORP
filed 2011-11-18
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

COMMISSION FILE NUMBER 0-22325

INFORMATION ARCHITECTS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA

State or other jurisdiction of incorporation

 87-0399301

IRS Employer Identification No.

7625 Chapelhill Drive

Orlando, FLA 32819

(Address of principal executive offices) (Zip Code)

(954) 358-7099

(Registrants telephone number, including area code)

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer [] Accelerated filer [] Non-accelerated filer [] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [X] No

The number of shares of common equity outstanding as at November 18, 2011 was 5,490,972.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION

CONDENSED BALANCE SHEETS

		(Derived
		from audited
		financial
	(UNAUDITED)	statements)
	September 30,	December 31,
	2011	2010

Assets
Cash	$ 50	$ -
Total assets	$ 50	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 11,647	$ 8,225
Other - payroll taxes	75,128	75,128
Short term notes payable	20,000	-
Accrued salaries	285,000	-
Shareholder advances	18,031	-
Total current liabilities	409,806	83,353

Shareholders' deficit
Preferred stock issuable (Authorized 500,000,000 shares, par value $.001)
Preferred B - Issued (2011 - 7,108,820 shares,
2010 - 5,083,820 shares)	7,109	5,084
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2011 - 5,490,972 and 2010 - 5,489,361 shares)	5,491	5,490
Paid in capital	77,124,266	76,610,217
Deferred stock based compensation	(230,170)	-
Accumulated deficit	(77,316,452)	(76,704,144)
Total shareholders' deficit	(409,756)	(83,353)
Total liabilities and shareholders' deficit	$ 50	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
	Three-month	Three-month	Nine-month	Nine-month
	Period ended	Period ended	Period ended	Period ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Sales	$ -	$ -	$ -	$ -
Less cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	267,217	151,500	612,308	434,215
Income from operations	(267,217)	(151,500)	(612,308)	(434,215)
Other income (expense)	-	-	-	-
Loss before provision for income taxes	(267,217)	(151,500)	(612,308)	(434,215)
Provision for income taxes	-	-	-	-

Net Loss	$ (267,217)	$ (151,500)	$ (612,308)	$ (434,215)

Weighted average common shares outstanding	5,490,972	4,784,986	5,490,972	4,138,341
Basic and diluted loss per share	$ (0.05)	$ (0.03)	$ (0.11)	$ (0.10)

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION

UNAUDITED CONDENSED STATEMENT OF SHAREHOLDERS'

ACCUMULATED DEFICIT

	Issuable Preferred Stock		Common Stock		Additional	Deferred		Total
	Series B				Paid-In	Stock Based	Accumulated	Stockholders'
	# of Shares*	Amount	# of Shares**	Amount	Capital	Compensation	Deficit	Equity

Balance - December 31, 2010	5,083,820	$ 5,084	5,489,361	$ 5,490	$76,610,217	$ -	$(76,704,144)	$ (83,353)
Issuance of fractional shares	-	-	1,611	1	(1)	-	-	-
Issuance of stock for compensation	2,025,000	2,025	-	-	505,050	-	-	507,075
Capital contributions	-	-	-	-	9,000	-	-	9,000
Deferred stock based compensation	-	-	-	-	-	(345,260)	-	(345,260)
Realized deferred comp	-	-	-	-	-	115,090	-	115,090
Net loss for first three quarters of 2011	-	-	-	-	-	-	(612,308)	(612,308)
Balance - September 30, 2011	7,108,820	$ 7,109	5,490,972	$ 5,491	$77,124,266	$(230,170)	$(77,316,452)	$ (409,756)

*Restated for 2-to-1 reverse stock split

(See Note 2)

**Restated for 100-to-1 reverse stock

split (See Note 2)

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
	Nine-month
	Period Ended
	September 30,
	2011	2010

Net loss	$(612,308)	$(434,215)
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Issuance of stock for services	507,075	434,215
Deferred stock based compensation	(230,170)	-
Changes in:
Accrued wages	285,000	-
Accounts payable	3,422	-

Net cash used in operating activities	(46,981)	-
Cash flows from financing activities
Cash from short term notes payable	20,000	-
Cash from shareholder advances	18,031	-
Capital contribution	9,000	-

Net cash provided by financing activities	47,031

Net change in cash	50	-
Cash - Beginning of period	-	-

Cash - End of period	$ 50	$ -
Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Information Architects Corporation  (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2011, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010. The results of operations for the period ended September 30, 2011 are not necessarily an indication of operating results for the full year.

Principles of Consolidation

The accompanying financial statements include the accounts of Information Architects Corporation and its wholly owned subsidiary, IA Green Corp.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Conversion of preferred shares and warrants issued in connection with the short term notes are not considered in the calculation, as the impact of the potential common shares (totaling 7,108,820 post reverse split shares at September 30, 2011 and 5,083,820 post reverse split at December 31, 2010) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has a retained deficit and its sole asset at September 30, 2010 was cash of $50. Management's plans with regard to these matters are to actively search for merger candidates and for opportunities for related funding activities. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s ability to continue as a going concern depends on the success of management's plans in this regard.

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

Note 2 – Equity transactions

During the quarter ended September 30, 2011, the Company issued 1,611 common shares to round up fractional share arising from the stock splits which occurred in the second quarter of 2011. There were no other equity transactions during the quarter ended September 30, 2011.

During the quarter ended June 30, 2011, the Company designated for issuance 2,025,000 Preferred B post reverse shares as compensation to officers and consultants, the shares were valued at $507,075 at the time of designation (of this amount $345,260 was deferred to future periods and $115,090 of this deferred amount was recognized in the third quarter of 2011). There were no other equity transactions during the quarter ended June 30, 2011 except for the capital contribution of $9,000 by a shareholder and consultant in payment of audit fees in 2011.

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

Note 3 – Short term notes payable

During the first quarter of 2011, the Company borrowed $20,000 under the terms of three separate short term notes payable from unrelated parties (one note for $10,000 (due April 28, 2011) and two separate notes for $5,000 each totaling $10,000 (one note is due May 2, 2011 and one is due May 4, 2011)), the balance of $20,000 remained outstanding as of September 30, 2011. The terms of the notes require payment at three months from the date of the notes, which dates occurred in the second quarter of 2011. The Company is in negotiations with the note holders to convert the balances owed to shares. The two $5,000 notes give each of the holders the right to convert to 100,000 post reverse split shares of common stock (200,000 post reverse split total shares in total) at any time prior to maturity. (, The fair value of these shares was set at $0.0005 per share at the time the notes were negotiated). The $10,000 note gives the holder the right to convert to common stock at any time prior to maturity at a rate of $0.0006 per share (fair value of the shares at the time the note was negotiated) (total potential post reverse split shares 166,667) and granted warrants to purchase 2,500 common shares post reverse split at $0.05 per share for a three month period from the maturity date. The fair value of the warrants was calculated using the Black-Scholes method which resulted in a zero valuation. There were no interest rates specified on the notes. Since the fair value of the notes approximated the conversion rates at the time the notes were negotiated, no beneficial conversion feature existed at the time the notes were negotiated and therefore no such expense was recognized.

Note 4 – Shareholder advances

During the first three quarters of 2011, four shareholders advanced a total of $18,031 to the Company for the payment of various expenses. There are no specified repayment terms regarding these advances, which are shown as current liabilities on the accompanying financial statements. The amounts are due to a shareholder, officer and director (a related party transaction) - $5,800, a shareholder and officer (a related party transaction) - $9,631, another shareholder and officer (a related party transaction) - $600, and a shareholder - $2,000.

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

Note 6 – Related Party Transactions

During the nine month period ended September 30, 2011, the Company had the following related party transactions:

Transactions with an officer and director:

A total of $1,400 was reimbursed to the officer for payment of office expenses.

$4,500 was paid to the officer for consulting fees. An additional $75,000 salary was accrued during the quarter ended September 30, 2011. 250,000 post reverse split Preferred B shares were designated for issuance as compensation.

The officer advanced $2,600 to the Company and the Company repaid $2,000 to the officer, leaving a net balance due the officer at September 30, 2011 of $600.

Transactions with a former officer and director and current consultant:

$4,000 was paid to the officer and director for consulting fees. An additional $90,000 salary was accrued during the nine months ended September 30, 2011. 1,250,000 post reverse split Preferred B shares were designated for issuance as compensation.

The officer and director advanced $16,800 to the Company and the Company repaid $11,000 to the officer and director, leaving a net balance due the officer and director at September 30, 2011 of $5,800.

Transactions with an officer and director and former consultant:

250,000 post reverse split Preferred B shares were designated for issuance as compensation. An additional $75,000 salary was accrued during the quarter ended September 30, 2011.

The officer and director advanced $9,631 to the Company during the nine months ended September 30, 2011.

Transactions with a director:

150,000 post reverse split Preferred B shares were designated for issuance as compensation. An additional $45,000 salary was accrued during the nine months ended September 30, 2011.

Note 7 – Stock based compensation

During the quarter ended September 30, 2011, the Company issued a total of 2,025,000 post reverse split Preferred B shares as compensation to certain employees and a contractor. The shares were valued at fair value on the date of issuance based on the equivalent common shares into which the preferred shares can be converted. The total value of the shares in the accompanying financial statements was $507,075, of which $230,180 was expensed as general and administrative expense in the nine months ended September 30, 2011 and $230,170 (balance at September 30, 2011) was deferred to later periods according to the terms of the contracts. Of these shares 125,000 were designated for issuance to unrelated parties for legal and other consulting services and 1,900,000 were designated for issuance to related parties as detailed in Note 6.

Note 8 – Subsequent Events

The Company has evaluated events and transactions occurring subsequent to September 30, 2011 and through November 18, 2011, the date these financial statements were available to be issued. During this period, there were no subsequent events other than those described below requiring recognition or disclosure in the accompanying financial statements.

The three short term notes payable (one note for $10,000 and two notes each for $5,000, totaling $20,000) were all extended 90 additional days subsequent to September 30, 2011 with no other changes in their terms. No payments of any kind have been made on any of the notes.

On its Form 10K for December 31, 2010, the Company reported that it had begun investigating two business opportunities. As of November 18, 2011 there have been no transactions related to these opportunities which would require adjustment to the accompanying financial statements as no transactions have occurred and the due diligence operations continue.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were founded in 1982 as a Utah corporation under the name of Enertronix Corporation. In 1992 we changed our name to Alydaar Software Corporation ("Alydaar"). Alydaar later changed its corporate domicile to North Carolina through a merger with and into Daar Corporation, a North Carolina corporation established by Alydaar. Alydaar was the surviving corporation. On September 28, 1999 we changed our name to Information Architects Corporation. Information Architects Corporation is referred to herein as the "Company" or "IA." The Company is currently listed as active in the State of North Carolina.

Results of Operations

Three-month Period Ended September 30, 2011 compared to Three-month Period Ended September 30, 2010

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH
PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
	Three-month	Three-month
	Period ended	Period ended
	September 30,	September 30,
	2011	2010

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and Administrative Expenses	267,217	151,500

Income from operations	(267,217)	(151,500)

Other income (expense)	-	-

Loss before provision for income taxes	(267,217)	(151,500)

Net Loss	$ (267,217)	$ (151,500)

The major component of the Company’s activity during the second quarter of 2011 was stock based compensation and accrual of salaries for certain officers and consultants. Stock based compensation was also a major component of the 2010 figure, however the amount was less than in 2011.

Nine-month Period Ended September 30, 2011 compared to Nine-month Period Ended September 30, 2010

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH
PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
	Nine-month	Nine-month
	Period ended	Period ended
	September 30,	September 30,
	2011	2010

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and Administrative Expenses	612,308	434,215

Income from operations	(612,308)	(434,215)

Other income (expense)	-	-

Loss before provision for income taxes	(612,308)	(434,215)

Provision for income taxes	-	-

Net Loss	$ (612,308)	$ (434,215)

The major component of the Company’s activity during the second quarter of 2011 was stock based compensation and accrual of salaries for certain officers and consultants. Stock based compensation was also a major component of the 2010 figure, however the amount was less than in 2011.

Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, the Company had $50 and $0 cash or cash equivalents, respectively. The Company increased its cash during the first three quarters of 2011 by borrowing funds from outside investors ($20,000) and from cash advances from shareholders (a balance of $18,031 at September 30, 2011). These types of transactions had not occurred prior to 2011.

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

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

 Not applicable to smaller reporting companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

 Refer to Note 2 above.

Item 3 - Defaults Upon Senior Securities

Refer to Note 3 above.

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

November 18, 2011,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /s/ Roland Breton

      ——————————————

      Roland Breton

      President and Acting Chief Executive