Form 10-K
period 2011-12-31
INFORMATION ARCHITECTS CORP
filed 2012-04-16
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

(Title of class)

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The registrant's revenue for the year ended December 31, 2011 was $0.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of April 16, 2012 was $2,009,627.

The number of shares of common equity outstanding as at April 16, 2012 was 267,950,272.

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

PART I

Item 1. DESCRIPTION OF BUSINESS

GENERAL

Information Architects Corporation (the “Company”) has developed software solutions for corporations and individuals as well as identity checking software. At the present time the Company is in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset. Through December 31, 2011 (and subsequently through April 16, 2012) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

OUR HISTORY

The Company was founded in 1982 as a Utah corporation under the name of Enertronix Corporation. In 1992 the Company changed its name to Alydaar Software Corporation ("Alydaar"). Alydaar later changed its corporate domicile to North Carolina through a merger with and into Daar Corporation, a North Carolina corporation established by Alydaar. Alydaar was the surviving corporation. On June 28, 1999 the Company changed its name to Information Architects Corporation. Information Architects Corporation is referred to herein as the "Company" or "IA."

At the present time the Company is in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market it perceptre software asset.

Purchase of perceptre Software

On June 16, 2003, the Company closed an Asset Purchase Agreement whereby IA acquired that certain computer software program and database commonly referred to as "perceptre" from Perceptre LLC, a New Mexico limited liability company for 215,350 shares of IA Series B preferred stock )valued at $215,350). The perceptre software is generally licensed to governmental and commercial sector customers for use in on-line pre-employment screening and background investigation. The perceptre software ordering system consists of a user interface designed for ease of use, breadth of information availability as well as speed and flexibility. The perceptre software provides a fast and affordable on-line ordering system for use by employers, or any other inquiring entities, in their quests to review the records of anyone of interest in many personnel arenas such as criminal records, civil court records, motor vehicle records, and, of course, credit bureau records. The Company's also had developed enhancements to perceptre its product.

The Company determined to impair the value of its perceptre software asset for financial statement purposes and all assets were written down to zero. Even though the Company has fully impaired the value of its perceptre software asset, the Company still owns the software and fully plans on developing it further in the future. We believe that several of our former employees are currently using our software on websites and we intend to enforce our rights to collect any revenue earned by them while using out software.

EMPLOYEES

None other than officers.

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

We have no assurance of potential future success.

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

Quarterly stock prices are as follows:

INFORMATION ARCHITECTS CORPORATION
STOCK PRICE
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	HIGH	LOW
2011
1ST QUARTER ENDED MARCH 31	$ 0.3400	$ 0.0300
2ND QUARTER ENDED JUNE 30	$ 0.2900	$ 0.0400
3RD QUARTER ENDED SEPTEMBER 30	$ 0.1500	$ 0.0100
4TH QUARTER ENDED DECEMBER 31	$ 0.0600	$ 0.0100

2010
1ST QUARTER ENDED MARCH 31	$ 1.00000	$ 0.26000
2ND QUARTER ENDED JUNE 30	$ 1.45000	$ 0.20000
3RD QUARTER ENDED SEPTEMBER 30	$ 0.28000	$ 0.10000
4TH QUARTER ENDED DECEMBER 31	$ 0.22000	$ 0.02000

BENEFICIAL HOLDERS

As of April 16, 2012, the number of beneficial holders of our common stock was approximately 12,000, based on information received from our transfer agent and those brokerage firms who hold securities for customers in "street name."

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

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Architects Corporation (the “Company”) was a developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions as well as identity checking software for corporations and individuals. The Company is in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset. Through December 31, 2011 (and subsequently through April 16, 2012) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

The 2011 and 2010 financial statements reflect the accounts of the Company and only show few stock based compensation transactions. All relationships with any former subsidiaries have been terminated and the financial statements reflect only the accounts of the Company and IAGreen Corp. (wholly owned subsidiary).

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

RESULTS OF OPERATIONS

For the fiscal years ended December 31, 2011 and 2010 the Company incurred a loss of $874,060 and $$444,801, respectively, comprised mostly of stock issued for services.

.

The following financial discussion related to our operations.

Revenue

IA had no revenues in 2011 and 2010

Cost of Revenues and Gross Margin

IA had no costs of sales for 2011 and 2010.

Sales and Marketing

Sales and marketing expenses were $0 in 2011 and 2010.

Research and Development

There was $0 in research and development expenses in 2011 and 2010.

General and Administrative

For the fiscal years ended December 31, 2011 and 2010 general and administrative expenses were $874,060 and $444,801, respectively, comprised entirely of stock compensation to consultants in our efforts to investigate new business lines and services to add to existing software resources and enhance our ability to market our perceptre software asset.

Depreciation and Amortization

There were no depreciation and amortization expenses for 2011 and 2010.

Advertising expenses

There were no advertising expenses for 2011 and 2010.

Other Items

We had no interest income or expense in 2011 and 2010.

Provision for Income Taxes

No provision for or benefit from income taxes was recorded for 2011 and 2010.

Reverse Stock Split

During the quarter ended June 30, 2011, the Company effected a 100-to-1 reverse split of its common shares and a 2-to-1 reverse split of its preferred B shares. All per share amounts and share counts have been retroactively adjusted in the accompanying financial statements.

Other

During 2011 and 2010, we issued stock to pay for services. We anticipate the continuation of this practice in the future.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we had an aggregate net loss of $77.6 million. In order to re-commence and continue operations, we will once again seek additional funding from outside sources. Among the options that are currently being explored to raise capital is the issuance of stock and/or debt financing. Without additional funding, IA will not be able to re-commence and continue operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

Item 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Information Architects Corporation:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Information Architects Corporation:

We have audited the accompanying balance sheets of Information Architects Corporation (“the Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Architects Corporation, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
April 16, 2012

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
	2011	2010
Assets
Current assets
Cash	$ 54	$ -
Accounts receivable - trade	-	-
Total current assets	54	-

Property and equipment - net	-	-

Total assets	$ 54	$ -

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 14,663	$ 8,225
Other - Payroll taxes	75,128	75,128
Short term notes payable	20,000	-
Accrued salaries	427,500
Shareholder advances	19,181	-
Total current liabilities	556,472	83,353

Shareholders' deficit
Preferred stock (Authorized 500,000,000 shares, par value $.001)
Preferred B - 2011 - 5,465,767; 2010 - 5,083,820	5,466	5,084
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2011 - 169,796,272 and 2010 - 5,489,361 shares)	169,796	5,490
Paid in capital	76,961,604	76,610,217
Deferred stock based compensation	(115,080)	-
Accumulated deficit	(77,578,204)	(76,704,144)
Total equity	(556,418)	(83,353)

Total liabilities and shareholders' deficit	$ 54	$ -

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	2011	2010

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and Administrative Expenses	874,060	444,801

Income from operations	(874,060)	(444,801)

Other income (expense)	-	-

Net income	$ (874,060)	$ (444,801)

Weighted average common shares outstanding	19,076,451	5,019,397

Basic and diluted loss per share	$ (0.05)	$ (0.09)

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' ACCUMULATED DEFICIT

	Issuable Preferred Stock		COMMON STOCKS
	Series B
	# of Shares*	Amount	# of Shares**	Amount

Balance - December 31, 2009	3,852,500	$3,853	3,609,502	$ 3,610

Issuance of stock for compensation	1,510,000	1,510	1,322,500	1,323
Conversions	(278,680)	(279)	557,359	557
Capital Contributions
Net loss for 2010
Balance - December 31, 2010	5,083,820	$5,084	5,489,361	$ 5,490

Fractional shares issued	-	-	1,611	1
Issuance of stock for compensation	2,025,000	2,025	-	-
Capital Contributions	-	-	-	-
Conversions	(1,643,053)	(1,643)	164,305,300	164,305
Deferred stock based compensation	-	-	-	-
Realized Deferred Comp	-	-	-	-
Net loss for 2011	-	-	-	-

Balance – December 31, 2011	5,465,767	$5,466	169,796,272	$ 169,796

*Restated for 2-to-1 reverse stock split (See Note 2)
**Restated for 100-to-1 reverse stock split (See Note 2)

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' ACCUMULATED DEFICIT

		Deferred
	Additional	Stock		Total
	Paid-In	Based	Accumulated	Stockholders'
	Capital	Compensation	Deficit	Equity

Balance - December 31, 2009	$ 76,169,113		$(76,259,343)	$ (82,767)

Issuance of stock for compensation	431,382			434,215
Conversions	(278)			-
Capital Contributions	10,000			10,000
Net loss for 2010			(444,801)	(444,801)
Balance - December 31, 2010	$ 76,610,217		$(76,704,144)	$ (83,353)

Fractional shares issued	(1)	-	-	-
Issuance of stock for compensation	505,050	-	-	507,075
Capital Contributions	9,000	-	-	9,000
Conversions	(162,662)			-
Deferred stock based compensation	-	(345,260)	-	(345,260)
Realized Deferred Comp	-	230,180	-	230,180
Net loss for 2011	-	-	(874,060)	(874,060)

Balance - December 31, 2011	$ 76,961,604	$ (115,080)	$(77,578,204)	$ (556,418)

*Restated for 2-to-1 reverse stock split (See Note 2)
**Restated for 100-to-1 reverse stock split (See Note 2)

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	2011	2010

Net loss	$ (874,060)	$ (444,801)
Add back issuance of stock for services	507,075	434,215
Deferred stock based compensation	(115,080)
Increase in Accrued wages	427,500
Increase in Accounts payable	6,438	586

Net cash used in operations	(48,127)	(10,000)

Cash flows from financing activities
Cash from short term notes payable	20,000	-
Cash from shareholder advances	19,181	-
Capital contribution	9,000	10,000

Net cash provided by financing activities	48,181	-
Total cash flow	54	-
Beginning cash	-	-

Ending cash	$ 54	$ -

Supplemental Cash Flow Information
Cash paid for taxes	$ -	$ -
Cash paid for interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Information Architects Corporation (the “Company”) was a developer of dynamic content dynamic delivery content and delivery interchange and infrastructure interchange infrastructure software solutions for corporations and individuals as well as identity checking software.

In addition to on-going efforts to enhance and market our existing software assets, the Company is in the process of investigating acquisition partners and targets as well as investigating new business lines and services to add to existing software resources and enhance its ability to market its perceptre software asset. Through December 31, 2011 (and subsequently through April 16, 2012) no acquisitions have taken place and the accompanying financial statements only reflect the accounts of the Company.

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

Purchase of Perceptre Software

On June 16, 2003, the Company closed an Asset Purchase Agreement whereby IA acquired that certain computer software program and database commonly referred to as "perceptre" from Perceptre LLC, a New Mexico limited liability company for 215,350 shares of IA Series B preferred stock )valued at $215,350). The perceptre software is generally licensed to governmental and commercial sector customers for use in on-line pre-employment screening and background investigation. The perceptre software ordering system consists of a user interface designed for ease of use, breadth of information availability as well as speed and flexibility. The perceptre software provides a fast and affordable on-line ordering system for use by employers, or any other inquiring entities, in their quests to review the records of anyone of interest in many personnel arenas such as criminal records, civil court records, motor vehicle records, and, of course, credit bureau records. The Company's also had developed enhancements to perceptre its product.

The Company impaired the value of its perceptre software asset for financial statement purposes and all assets were written down to zero. Even though the Company has fully impaired the value of its perceptre software asset, the Company still owns the software and fully plans on developing it further in the future. We believe that several of our former employees are currently using our software on websites and we intend to enforce our rights to collect any revenue earned by them while using out software.

Segment Information

The Company reports only one segment.

Going Concern

The Company's financial statements for the years ended December 31, 2011 and 2010 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred accumulated losses of $77,578,204 through December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate sufficient future revenue and acquire other existing businesses that are able to generate profits. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation and Consolidation

The Company's financial statements include only the accounts of Information Architects Corporation and its wholly owned subsidiary IA Green Corp.

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

Cash and Cash Equivalents

Cash and equivalents include cash on hand or bank overdrafts and highly liquid debt instruments purchased with a maturity of three months or less. There was $54 in cash balances at December 31, 2011 and $0 at December 31, 2010.

Revenue Recognition

There was no revenue recognized in 2011 and 2010.

Stock-Based Compensation

Statement of Financial Accounting Standards ASC 718 (formerly - SFAS No. 123 (revised 2004) defines the fair-value-based method of accounting for issuances of equity instruments. Transactions in which the Company issues stock for compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes The Black-Scholes Model in determining the fair values of options and warrants issued as stock-based compensation. The Black-Scholes Model utilizes the market price of the Company’s common stock as well as time value and volatility factors underlying the positions.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income (loss) was equal to its net loss for 2011 and 2010.

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

At December 31, 2011 and 2010, the Company has a liability for unpaid payroll taxes of $75,128. In 2010, the Company requested an abatement of these taxes however a ruling has not been issued as of April 16, 2012. No amounts have been recorded for potential contingencies and/or penalties.

Net Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. For the period ended December 31, 2011 and 2010, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net losses in those years. At December 31, 2011, there were preferred shares which if converted would convert to 546,576,700 shares of common stock (508,382,000 at December 31, 2010).

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

NOTE 3 – SHORT TERM NOTES PAYABLE

During the first quarter of 2011, the Company borrowed $20,000 under the terms of three separate short term notes payable from unrelated parties (One note for $10,000 (due April 28, 2011) and two separate notes for $5,000 each totaling $10,000 (one note is due May 2, 2011 and one is due May 4, 2011)), the balance of $20,000 remained outstanding as of September 30, 2011. The terms of the notes require payment at three months from the date of the notes, which dates occurred in the second quarter of 2011. The Company is in negotiations with the note holders to convert the balances owed to shares. The two $5,000 notes give each of the holders the right to convert to 100,000 post reverse split shares (200,000 post reverse split total shares) of common stock at any time prior to maturity ($.0005 per share conversion rate, fair value of the shares at the time the notes were negotiated). The $10,000 note gives the holder the right to convert to common stock at any time prior to maturity at a rate of $.0006 per share (fair value of the shares at the time the note was negotiated) (total potential post reverse split shares 166,667) and granted warrants to purchase 2,500 common shares post reverse split at $.05 par share for a three month period from the maturity date (the fair value of the warrants was calculated using the Black-Scholes method which resulted in a zero valuation) (term of the warrants has expired by December 31, 2011). There were no interest rates specified on the notes. Since the fair value of the notes approximated the conversion rates at the time the notes were negotiated, no beneficial conversion feature existed at the time the notes were negotiated and therefore no such expense was recognized.

NOTE 4 – SHAREHOLDER ADVANCES

During 2011, four shareholders advanced a total of $18,681 to the Company for the payment of various expenses. There are no specified repayment terms regarding these advances, which are shown as current liabilities on the accompanying financial statements. The amounts are due to a shareholder, officer and director (a related party transaction) - $5,800, a shareholder and officer (a related party transaction) - $10,281, another shareholder and former officer (a related party transaction) - $600, and a shareholder - $2,000.

NOTE 5 - SHAREHOLDERS' EQUITY (DEFICIT)

Convertible Preferred Stock

As of December 31, 2011 and 2010, the Company has authorized 500,000,000 preferred shares with a par value of $.001 per share but has not assigned these shares to individual classes. There are no liquidation preferences or dividend rights.

There are 5,465,767 – 2011 and 5,083,820 – 2010 Series B shares issued as shown on the accompanying financial statements. These shares would convert to 546,576,700 common shares as of December 31, 2011.

During the quarter ended June 30, 2011, the Company effected a 2-to-1 reverse split of its preferred B shares. All per share amounts and share counts have been retroactively adjusted in the accompanying financial statements.

Series B Preferred Stock

Series B preferred shares are convertible into 100 shares of common stock without any further action by the holders of such shares, and have the right to vote based on 200 votes for each share of Series B preferred stock.

In 2011, 2,025,000 shares were designated for issuance for compensation. An additional 1,510,000 shares were designated for issuance in 2010 for compensation.  All shares were valued at fair value at the time they were designated for issuance. The total shares designated for issuance in 2011 were valued at $507,075. The total shares designated for issuance in 2010 were valued at $301,965.

Common Stock

As of December 31, 2010 and 2009, 2,000,000,000 common shares were authorized.

In 2010, the Company issued 132,250,002 (valued at fair value of $132,250) common shares for a variety of services to unrelated parties and there were no common shares issued in and 2009. Also, the Company issued 55,735,900 common shares upon conversion of 557,359 Series B preferred shares in 2010.

There were no common shares issued for compensation in 2011. 164,305,300 common shares were issued in 2011 upon conversion of 1,643,053 Preferred B shares.

During the quarter ended June 30, 2011, the Company effected a 100-to-1 reverse split of its common shares. All per share amounts and share counts have been retroactively adjusted in the accompanying financial statements.

Stock Option Plan

There are no outstanding stock options as of December 31, 2011 and 2010. The Company does not have a stock option plan to benefit salaried employees.

Common Stock Warrants

There are no outstanding stock warrants as of December 31, 2011 and 2010.

Employee Stock Purchase Plan

The Company does not have an employee stock purchase plan.

Reverse Stock Split

During the quarter ended June 30, 2011, the Company effected a 100-to-1 reverse split of its common shares and a 2-to-1 reverse split of its preferred B shares. All per share amounts and share counts have been retroactively adjusted in the accompanying financial statements.

CAPITAL CONTRIBUTION

In 2010, the Company’s former Acting CEO directly paid the invoice for audit services for $10,000. In addition, another $9,000 was advanced during 2011 for audit and other expenses. These transactions have been recorded as a Capital Contribution to Additional Paid in Capital in the accompanying financial statements.

NOTE 6 - INCOME TAXES

There was no income tax expense for the years ended December 31, 2011 and 2010 due to the Company's net losses.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2011 and 2010 are as follows:

INFORMATION ARCHITECTS CORPORATION
DEFERRED TAX ASSET
AS OF DECEMBER 31, 2011 AND 2010
	2011	2010
Deferred tax asset
Accumulated deficit	$ (77,578,204)	$ (76,704,144)
Estimated tax rate	0.38	0.38
Estimated tax benefit	(29,479,718)	(29,147,575)

Valuation adjustment	29,479,718	29,147,575

Total	$ -	$ -

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2011, the Company had the following related party transactions:

Transactions with an former officer and director:

A total of $1,400 was reimbursed to the former officer for payment of office expenses.

$4,500 was paid to the officer for consulting fees. An additional $112,500 salary was accrued during 2011. 250,000 post reverse split Preferred B shares were designated for issuance as compensation.

The former officer advanced $2,600 to the Company and the Company repaid $2,000 to the officer, leaving a net balance due the officer at December 31, 2011 of $600.

Transactions with a former officer and director and current consultant:

$4,000 was paid to the former officer and director for consulting fees. An additional $120,000 salary was accrued during 2011. 1,250,000 post reverse split Preferred B shares were designated for issuance as compensation.

The former officer and director advanced $16,800 to the Company and the Company repaid $11,000 to the former officer and director, leaving a net balance due the former officer and director at December 31, 2011 of $5,800.

Transactions with an officer and director and former consultant:

250,000 post reverse split Preferred B shares were designated for issuance as compensation. An additional $112,500 salary was accrued during  2011.

The officer and director advanced $10,281 to the Company during the 2011.

Transactions with a director:

150,000 post reverse split Preferred B shares were designated for issuance as compensation. An additional $67,500 salary was accrued during 2011.

NOTE 8 – STOCK BASED COMPENSATION

During 2011, the Company issued a total of 2,025,000 Preferred B shares (post reverse split numbers) as compensation to certain employees and a consultant. The shares were valued at fair value on the date of issuance based on the equivalent common shares into which the preferred shares can be converted. The total value of the shares in the accompanying financial statements was $507,075, of which $345,270 was expensed as general and administrative expense in 2011 and $115,080 (balance at December 31, 2011) was deferred to later periods according to the agreements. Of these shares 125,000 were designated for issuance to unrelated parties for legal and other consulting services and 1,900,000 were designated for issuance to related parties as detailed in Note 6.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to December 31, 2011 through April 16, 2012, the date the financial statements were available to be issued.  During this period, there were no subsequent events other than those described below requiring recognition or disclosure in the financial statements.

In December 2011, the Company began investigative due diligence on a business opportunity and potential merger partner. As of April 16, 2012, no transactions have occurred which would require adjustments to the accompanying financial statements and the merger is no longer anticipated.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are Borgers & Cutler CPA’s PLLC. Their report on our financial statements for the years ended December 31, 2011 and 2010 did not contain any qualifications or adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern.

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

Management conducted an assessment of the effectiveness of the Company’s internal control system as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as of December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes made in our internal controls or in other factors that have significantly affected internal controls subsequent to the evaluation date.

Item 9B. OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and term of office as director for each director and present position(s) with the Company:

---------------------------------------------------------------------

Thomas M Jaspers          58         Director, CFO          April 2011

Nicole Craig                   30         Directors, Secretary    April 2011

---------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 2010 through December 31, 2011, the registrant has been unable to determine if the prior directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Mr. Jaspers has been the CFO for IACH since April 2011, prior to that he served as a consultant to the Company for financial matters. He is currently accruing wages of $12,500 per month.

Ms. Craig has been the Secretary and a Board member for IACH since April 2011. She is currently accruing wages of $7,500 per month.

Item 11. EXECUTIVE COMPENSATION

The following sets forth information with respect to compensation accrued by the Company for the services of the Company's Officers for the years ended December 31, 2011 and 2010.

INFORMATION ARCHITECTS CORPORATION
WAGES ACCRUED FOR OFFICERS
AS OF DECEMBER 31, 2011 AND 2010
	2011	2010

Former President	$ 112,500	$ -
Thomas M Jaspers - CFO	112,500	-
Nicole Craig - Secretary	67,500	-

Total	$ 292,500	$ -

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL SHAREHOLDERS

The following table sets forth as of April 16, 2012 the beneficial ownership of our common stock, by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our voting stock, (ii) each of our director and executive officers, and (iii) all of our executive officers and directors as a group.

None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company currently has two directors; Thomas M Jaspers and Nicole Craig.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2011 and 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

INFORMATION ARCHITECTS CORPORATION
AUDIT FEE EXPENSE
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Cordovano and Honeck LLC
Audit fees	$ 30,773
Other audit fees	-
Tax compliance fees	-
Other fees	-

Total	$ 30,773

Borgers and Cutler CPA’s PLLC
Audit fees	$ 3,240
Other audit fees	-
Tax compliance fees	-
Other fees	-

Total	$ 3,240

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our financial statements, for review of our interim financial statements included in quarterly reports, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2011 or 2010.

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K

(a)(1)

List of Exhibits:

      Exhibit Document Location

31.1	Rule 13a-14(a)/15d-14(a) Certification Included
32.1	Section 906 Certification Included
100.INS	Iach-20111231.xml – instance document
100.SCH	Iach-20111231.xsd – schema document
100.CAL	Iach-20111231_cal.xml – calculation linkbase
100.DEF	Iach20111231_def.xml – definitions linkbase
100.LAB	Iach-20111231_lab.xml – label linkbase
100.PRE	Iach-20111231_pre.xml – presentation linkbase

Item 16. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of  the Company's Common Stock as of April 16, 2012 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors and (iii) all of the aforementioned as a group:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

DATED:

April 16, 2012,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /S/ Thomas M Jaspers

      ——————————————

      Thomas M Jaspers

      Director and CFO