Form 10-K/A
period 2011-12-31
INFORMATION ARCHITECTS CORP
filed 2012-04-20
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KA

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

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10KA is being filed solely to update the linkage to the interactive data. All other information filed with the Form 10K remains unchanged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

DATED:

April 20, 2012,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /S/ Thomas M Jaspers

      ——————————————

      Thomas M Jaspers

      Director and CFO