Form 10-Q
period 2012-03-31
INFORMATION ARCHITECTS CORP
filed 2012-05-21
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares of common equity outstanding as at May 21, 2012 was 275,270,272.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED BALANCE SHEETS
		(Derived
		from
		audited
		financial
	(UNAUDITED)	statements)
	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash	$ 189	$ 54
Accounts receivable - trade	-	-
Total current assets	189	54

Property and equipment - net	-	-

Total assets	$ 189	$ 54

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 17,422	$ 14,663
Other - payroll taxes	75,128	75,128
Short term notes payable	20,000	20,000
Accrued salaries – related party	566,250	427,500
Shareholder advances	19,181	19,181
Total current liabilities	697,981	556,472

Shareholders' deficit
Preferred stock (Authorized 500,000,000 shares, par value $0.001)
Preferred B - 2012 - 4,496,227; 2011 - 5,465,767	4,496	5,466
Common stock (Authorized 2,000,000,000 shares, par value $0.001)
(Issued 2012 - 266,750,272 and 2011 - 169,796,272 shares)	266,750	169,796
Paid in capital	76,865,620	76,961,604
Deferred stock based compensation	-	(115,080)
Accumulated deficit	(77,834,658)	(77,578,204)
Total shareholder deficit	(697,792)	(556,418)

Total liabilities and shareholders' deficit	$ 189	$ 54

The accompanying unaudited notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011
	2012	2011

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and administrative expenses	256,454	33,692

Losse from operations	(256,454)	(33,692)

Other income (expense)	-	-

Net loss	$ (256,454)	$ (33,692)

Weighted average common shares outstanding	218,273,272	5,489,361

Basic and diluted loss per share	$ (0.00)*	$ (0.01)
• Less than $0.01 per share
See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011
	Quarter ended
	March 31,
	2012	2011

Net loss	$ (256,454)	$ (33,692)
Adjustments to reconcile net loss to cash provided by (used)
in operating activities

Deferred stock based compensation	115,080
Changes in:
Accounts payable	2,759	867
Accrued wages	138,750	-

Net cash provided by ( used in) operating activities	135	(32,825)

Cash flows provided by financing activities
Cash from short term notes payable	-	20,000
Cash from shareholder advances	-	6,400
Capital contribution	-	7,000

Net cash provided by financing activities	-	33,400

Net change in cash	135	575

Cash - Beginning of period	54	-

Cash - End of period	$ 189	$ 575

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of Information Architects Corporation  (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2012, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011. The results of operations for the period ended March 31, 2012 are not necessarily an indication of operating results for the full year.

Principles of Consolidation

The accompanying financial statements include the accounts of Information Architects Corporation and its wholly owned subsidiary, IA Green Corp.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Conversion of preferred shares are not considered in the calculation, as the impact of the potential common shares (totaling 449,622,700 shares at March 31, 2012 and 546,576,700 at December 31, 2011) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

Note 1 – Equity transactions

During the quarter ended March 31, 2012 969,540 Preferred B shares were converted to 96,954,000 common shares.

Note 3 – Short term notes payable

During the first quarter of 2011, the Company borrowed $20,000 under the terms of three separate short term notes payable from unrelated parties.  The notes were still outstanding at March 31, 2012 and did not contain a due date for repayment.

Note 5 – Income Taxes

The Company records its income taxes in accordance with ASC 740 Income Taxes.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 6 – Related Party Transactions

During the quarter ended March 31, 2012, the Company had the following related party transactions:

Salaries were accrued totaling $138,750.

Note 7 – Subsequent Events

The Company has evaluated events and transactions occurring subsequent to March 31, 2012 and through May 21, 2012, the date these financial statements were available to be issued. During this period, there were no subsequent events other than those described below requiring recognition or disclosure in the accompanying financial statements.

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

Results of Operations

Three-month Period Ended March 31, 2012 compared to Three-month Period Ended March 31, 2011

The Company’s activities during the quarter ended March 31, 2011 consisted primarily of the payment of various general and administrative expenses. For the quarter ended March 31, 2012, accrued salaries and recognition of deferred stock based compensation resulted in a much higher quarterly loss.

Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, the Company had $189 and $54 cash or cash equivalents, respectively.

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

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings

We were not subject to any legal proceedings during the three months ended March 31, 2012 or 2011 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 1A - Risk Factors

Not applicable to smaller reporting companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

31.1	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

(1) Filed herewith.

(2) Furnished upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

DATED:

May 21, 2012,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /s/ Thomas M Jaspers

      ——————————————

      Thomas M Jaspers

      Chief Financial Officer