Form 10-K/A
period 2011-12-31
INFORMATION ARCHITECTS CORP
filed 2012-08-14
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KA/2

This amendment updates language in Item 9 and Item 9A

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

The number of shares of common equity outstanding as at April 16, 2016 was 267,950,272.

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

The accompanying notes are an integral part of these financial statements 10
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

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS

CORPORATION

CONSOLIDATED STATEMENT OF

SHAREHOLDERS' ACCUMULATED DEFICIT

	Issuable Preferred Stock		COMMON STOCKS
	Series B
	# of Shares*	Amount	# of Shares**	Amount

Balance - December 31, 2009	3,852,500	$ 3,853	3,609,502	$ 3,610

Issuance of stock for compensation	1,510,000	1,510	1,322,500	1,323
Conversions	(278,680)	(279)	557,359	557
Capital Contributions
Net loss for 2010
Balance - December 31, 2010	5,083,820	$ 5,084	5,489,361	$ 5,490

Fractional shares issued	-	-	1,611	1
Issuance of stock for compensation	2,025,000	2,025	-	-
Capital Contributions	-	-	-	-
Conversions	(1,643,053)	(1,643)	164,305,300	164,305
Deferred stock based compensation	-	-	-	-
Realized Deferred Comp	-	-	-	-
Net loss for 2011	-	-	-	-

Balance – December 31, 2011	5,465,767	$ 5,466	169,796,272	$ 169,796

*Restated for 2-to-1 reverse stock split (See Note 2)
**Restated for 100-to-1 reverse stock split (See Note 2)

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS

CORPORATION

CONSOLIDATED STATEMENT OF

SHAREHOLDERS' ACCUMULATED DEFICIT

		Deferred
	Additional	Stock		Total
	Paid-In	Based	Accumulated	Stockholders'
	Capital	Compensation	Deficit	Equity

Balance - December 31, 2009	$76,169,113		$(76,259,343)	$ (82,767)

Issuance of stock for compensation	431,382			434,215
Conversions	(278)			-
Capital Contributions	10,000			10,000
Net loss for 2010			(444,801)	(444,801)
Balance - December 31, 2010	$76,610,217		$(76,704,144)	$ (83,353)

Fractional shares issued	(1)	-	-	-
Issuance of stock for compensation	505,050	-	-	507,075
Capital Contributions	9,000	-	-	9,000
Conversions	(162,662)			-
Deferred stock based compensation	-	(345,260)	-	(345,260)
Realized Deferred Comp	-	230,180	-	230,180
Net loss for 2011	-	-	(874,060)	(874,060)

Balance - December 31, 2011	$76,961,604	$ (115,080)	$(77,578,204)	$ (556,418)

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

Basis of Presentation and Consolidation

The Company's financial statements include only the accounts of Information Architects Corporation and its wholly owned subsidiary IA Green Corp,.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, at the direction of our chief executive and financial officer (our principal financial and accounting officer), performed an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of December 31, 2011. Based on this evaluation, our chief executive and financial officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting of the Company. Internal control over financial reporting is the process designed by, or under the supervision of, our chief executive and financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that in reasonable detail  (1) pertain to the maintenance of records that accurately and fairly reflect transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, our management, including our chief executive and financial officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      Chief Executive and Financial Officer