Form 10-Q/A
period 2012-03-31
INFORMATION ARCHITECTS CORP
filed 2012-08-14
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QA

This amendment updates language in Item 4 – Controls and Procedures

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

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONSOLIDATED BALANCE SHEETS
		(Derived
		from
		audited
		financial
	(UNAUDITED)	statements)
	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash	$ 189	$ 54
Accounts receivable - trade	-	-
Total current assets	189	54

Property and equipment - net	-	-

Total assets	$ 189	$ 54

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 17,422	$ 14,663
Other - Payroll taxes	75,128	75,128
Short term notes payable	20,000	20,000
Accrued salaries	566,250	427,500
Shareholder advances	19,181	19,181
Total current liabilities	697,981	556,472

Shareholders' deficit
Preferred stock (Authorized 500,000,000 shares, par value $.001)
Preferred B - 2012 - 4,496,227; 2011 - 5,465,767	4,496	5,466
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2012 - 266,750,272 and 2011 - 169,796,272 shares)	266,750	169,796
Paid in capital	76,865,620	76,961,604
Deferred stock based compensation	-	(115,080)
Accumulated deficit	(77,834,658)	(77,578,204)
Total equity	(697,792)	(556,418)

Total liabilities and shareholders' deficit	$ 189	$ 54

The accompanying notes are an integral part of these financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011
	2012	2011

Sales	$ -	$ -
Less cost of goods sold	-	-
Gross profit	-	-

General and Administrative Expenses	256,454	33,692

Income from operations	(256,454)	(33,692)

Other income (expense)	-	-

Net income	$ (256,454)	$ (33,692)

Weighted average common shares outstanding	218,273,272	5,489,361

Basic and diluted loss per share	$ (0.00)	$ (0.01)

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011
	Quarter ended
	March 31,
	2012	2011

Net loss	$(256,454)	$ (33,692)
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Add back issuance of stock for services	-	-
Deferred stock based compensation	115,080
Changes in:
Accounts payable	2,759	867
Accrued wages	138,750

Net cash used in operating activities	135	(32,825)

Cash flows from financing activities
Cash from short term notes payable	-	20,000
Cash from shareholder advances		6,400
Capital contribution	-	7,000

Net cash provided by financing activities	-	33,400

Net change in cash	135	575

Cash - Beginning of period	54	-

Cash - End of period	$ 189	$ 575

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

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

Note 3 – Short term notes payable

During the first quarter of 2011, the Company borrowed $20,000 under the terms of three separate short term notes payable from unrelated parties.  The notes were still outstanding at March 31, 2012.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, including our chief executive and financial (our principal financial and accounting officer) officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying interim financial statements (the “Evaluation Date”). Based on that review and evaluation, our chief executive and financial and accounting officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.  See Form 10-K for the year ended December 31, 2011 for the Company’s Risk Factors.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None.

Item 6 - Exhibits

31.1	Certification of Chief Executive and Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

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