Form 10-Q
period 2012-06-30
INFORMATION ARCHITECTS CORP
filed 2012-08-20
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

COMMISSION FILE NUMBER 0-22325

INFORMATION ARCHITECTS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA

State or other jurisdiction of incorporation

87-0399301

IRS Employer Identification No.

7625 Chapelhill Drive

Orlando, FLA 32819

(Address of principal executive offices) (Zip Code)

(954) 933-6303

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

The number of shares of common equity outstanding as at August 18, 2012 was 360,770,272.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONDENSED BALANCE SHEETS
		(Derived
		from
		audited
		financial
	(UNAUDITED)	statements)
	June 30,	December 31,
	2012	2011

Assets
Cash	$ 141	$ 54
Total assets	$ 141	$ 54

Liabilities and shareholders' deficit
Current liabilities
Accounts payable - trade	$ 4,838	$ 14,663
Other - Payroll taxes	75,128	75,128
Short term notes payable	20,000	20,000
Accrued salaries	538,750	427,500
Shareholder advances	52,862	19,181
Total current liabilities	691,578	556,472

Shareholders' deficit
Preferred stock (Authorized 500,000,000 shares, par value $0.001)
Preferred B - (2012 - 5,968,027 shares,
2011 - 5,465,767 shares)	5,968	5,466
Common stock (Authorized 2,000,000,000 shares, par value $0.001)
(Issued 2012 - 330,770,272 and 2011 - 169,796,272 shares)	330,770	169,796
Paid in capital	78,879,678	76,961,604
Deferred stock based compensation	(1,626,700)	(115,080)
Accumulated deficit	(78,281,153)	(77,578,204)
Total Shareholders' deficit	(691,437)	(556,418)
Total liabilities and shareholders' deficit	$ 141	$ 54

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	Three-month	Three-month	Six-month	Six-month
	Period ended	Period ended	Period ended	Period ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Sales	$ -	$ -	$ -	$ -
Less cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

General and Administrative Expenses	446,495	311,399	702,949	345,091

Loss from operations	(446,495)	(311,399)	(702,949)	(345,091)

Other income (expense)	-	-	-	-

Net Loss	$ (446,495)	$(311,399)	$ (702,949)	$ (345,091)

Loss applicable to common stockholders	$ (446,495)	$(311,399)	$ (702,949)	$ (345,091)

Weighted average common shares outstanding	279,273,569	5,489,361	263,640,598	5,489,361

Basic and diluted loss per share	$ (0.00)*	$ (0.06)	$ (0.00)*	$ (0.06)

• Less than $0.01 per share

	See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011
	Six-month
	Period Ended
	June 30,
	2012	2011

Net loss	$(702,949)	$(345,091)
Adjustments to reconcile net loss to cash provided by (used in)
operating activities
Issuance of stock for services	2,079,550	507,075
Deferred stock based compensation	(1,511,620)	(345,260)
Changes in operating assets and liabilities:
Accrued wages	111,250	142,500
Accounts payable	(9,825)	3,522

Net cash used in operating activities	(33,594)	(37,254)

Cash flows from financing activities
Cash from short term notes payable	-	20,000
Cash from shareholder advances	33,681	8,400
Capital contribution	-	9,000

Net cash provided by financing activities	33,681	37,400

Net change in cash	87	146

Cash - Beginning of period	54	-

Cash - End of period	$ 141	$ 146

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of Information Architects Corporation  (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2012, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011. The results of operations for the quarterly period ended June 30, 2012 are not necessarily an indication of operating results for the full year.

Principles of Consolidation

The accompanying financial statements include the accounts of Information Architects Corporation and its wholly owned subsidiary, IA Green Corp.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Conversion of preferred shares are not considered in the calculation, as the impact of the potential common shares (totaling 596,802,700 shares at June 30, 2012 and 546,576,700 at December 31, 2011) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has a retained deficit and limited liquid assets. Management's plans (described below) with regard to these matters are to actively develop business lines associated with its strengths and to search for merger candidates and for opportunities for funding activities. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s ability to continue as a going concern depends on the success of management's plans in this regard.

Miami Prevention & Kidney Center LLC

In August 2012, the Company announced that it will acquire 100% of the outstanding Limited Liability Company Interest of Miami Prevention & Kidney Center LLC (A Florida Limited Liability Company) (MPKC) from its members.

In exchange for the transfer of Said Limited Liability Company Interest of MPKC, IACH shall issue to the owners of MPKC 5,000,000 shares of its common stock (these shares were not issued as of August 18, 2012).

Founded in 2008, MPKC plans to develop several medical centers to provide lifesaving hemodialysis to individuals diagnosed with End Stage Renal Disease (ESRD). The initial center is slated for patients in the South Florida area.

The management team of MPKC is extremely well-seasoned in the operation and administration of acute dialysis service centers. Management has broad experience in virtually all aspects of dialysis center operations including maintaining compliance with the Joint Commission of Accreditation on Healthcare Organization (JCAHO) and Medicare standards. This management team will remain post acquisition and will oversee the development and operations of the dialysis centers.

perceptre Software

On June 16, 2003, the Company closed an Asset Purchase Agreement whereby IA acquired that certain computer software program and database commonly referred to as "perceptre" from Perceptre LLC, a New Mexico limited liability company for 215,350 shares of IA Series B preferred stock (valued at $215,350). The perceptre software is generally licensed to governmental and commercial sector customers for use in on-line pre-employment screening and background investigation. The perceptre software provides a fast and affordable on-line ordering system for use by employers, or any other inquiring entities, in their quests to review the records of anyone of interest in many personnel arenas such as criminal records, civil court records, motor vehicle records, and, of course, credit bureau records. The Company's also had developed enhancements to perceptre its product.

The Company determined to impair the value of its perceptre software asset for financial statement purposes. Even though the Company has fully impaired the value of its perceptre software asset, the Company still owns the software and fully plans on developing it further in the future. We believe that several of our former employees are currently using our software on websites and we intend to enforce our rights to collect any revenue earned by them while using our software.

Additionally, the Company has also hired a new President and is developing plans to capitalize on his experience in another business line.

Note 1 – Equity transactions

During the quarter ended June 30, 2012 628,200 Preferred B shares were converted to 62,820,000 common shares, 1,200,000 common shares were given a compensation to a consultant, and 2,100,000 Preferred B shares (valued at fair value of $2,100,000) were given to officers and affiliates as compensation, some of which was deferred to later periods according to the associated contracts.

Note 3 – Short term notes payable

During the first quarter of 2011, the Company borrowed $20,000 under the terms of three separate short term notes payable from unrelated parties.  The notes were still outstanding at June 30, 2012 but will be converted to common shares under the terms of the notes in the third quarter of 2012.

Note 5 – Income Taxes

The Company records its income taxes in accordance with ASC 740 Income Taxes.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 6 – Related Party Transactions

During the quarter ended June 30, 2012, the Company had the following related party transactions:

Salaries were accrued totaling $118,750 and 2,100,000 Preferred B shares (valued at fair value of $2,100,000) were given to officers and affiliates as compensation, some of which was deferred to later periods according to the associated contracts

Note 7 – Subsequent Events

The Company has evaluated events and transactions occurring subsequent to June 30, 2012 and through August 18, 2012, the date these financial statements were available to be issued. During this period, there were no subsequent events other than those described below requiring recognition or disclosure in the accompanying financial statements.

1. 300,000 Preferred B shares were converted to 30,000,000 common shares.

2. In August 2012, the Company announced that it will acquire 100% of the outstanding Limited Liability Company Interest of Miami Prevention & Kidney Center LLC (A Florida Limited Liability Company) (MPKC) from its members. There were no previous material relationships between or among the previous owners of MPKC and IACH or any of its affiliates or any director or officer of IACH or any associate of any director or officer of IACH.

In exchange for the transfer of Said Limited Liability Company Interest of MPKC, IACH shall issue to the owners of MPKC 5,000,000 shares of its common stock (these shares were not issued as of August 18, 2012).

Founded in 2008, MPKC will develop medical centers to provide lifesaving hemodialysis to individuals diagnosed with End Stage Renal Disease (ESRD). The initial center is slated for patients in the South Florida area.

The management team of MPKC is extremely well-seasoned in the operation and administration of acute dialysis service centers. Management has broad experience in virtually all aspects of dialysis center operations including maintaining compliance with the Joint Commission of Accreditation on Healthcare Organization (JCAHO) and Medicare standards. This management team will remain post acquisition and will oversee the development and operations of the dialysis centers.

3. Two officers of the Company contributed $10,000 each for working capital in exchange for 2,500,000 common shares each (shares were valued at fair value as of the date of the contributions). These shares were not issued as of August 18, 2012.

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

Results of Operations

Three-month Period Ended June 30, 2012 compared to Three-month Period Ended June 30, 2011

The Company’s activities during the quarter ended June 30, 2011 consisted primarily of the payment of various general and administrative expenses. For the quarter ended June 30, 2012, accrued salaries and recognition of deferred stock based compensation resulted in a higher quarterly loss.

Liquidity and Capital Resources

At June 30, 2012 and December 31, 2011, the Company had $141 and $54 cash or cash equivalents, respectively.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, including our chief executive and financial (our principal financial and accounting officer) officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying interim financial statements (the “Evaluation Date”). Based on that review and evaluation, our chief executive and financial and accounting officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

(1) Filed herewith.

(2) Furnished upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATION ARCHITECTS CORPORATION

DATED:

August 20, 2012,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /s/ Thomas M Jaspers

      ——————————————

      Thomas M Jaspers

      Chief Financial Officer