Form 10-Q
period 2012-09-30
INFORMATION ARCHITECTS CORP
filed 2012-11-19
CIK 1018336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of shares of common equity outstanding as at November 19, 2012 was 453,968,272.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

INFORMATION ARCHITECTS CORPORATION
CONDENSED BALANCE SHEETS
		(Derived from audited
	(UNAUDITED)	financial statements)
	September 30, 2012	December 31, 2011

Assets
Cash	$ 9,718	$ 54
Total assets	$ 9,718	$ -

Liabilities and Shareholders' deficit
Current liabilities
Accounts payable - trade	$ 4,838	$ 14,663
Other - Payroll taxes	75,128	75,128
Short term notes payable	20,000	20,000
Accrued salaries	723,750	427,500
Shareholder advances	-	19,181
Total current liabilities	823,716	556,472

Shareholders' deficit
Preferred stock (Authorized 500,000,000 shares, par value $.001)
Preferred B - (2012 - 5,518,027 shares,
2011 - 5,465,767 shares)	5,518	5,466
Common stock (Authorized 2,000,000,000 shares, par value $.001)
(Issued 2012 - 407,568,272 2011 - 169,796,272 shares)	407,568	169,796
Paid in capital	78,877,027	76,961,604
Deferred stock based compensation	(1,128,675)	(115,080)
Accumulated deficit	(78,975,436)	(77,578,204)
Total Shareholders' deficit	(813,998)	(556,418)
Total liabilities and shareholders' deficit	$ 9,718	$ 54

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
	Three-month	Three-month	Nine-month	Nine-month
	Period ended	Period ended	Period ended	Period ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Sales	$ -	$ -	$ -	$ -
Less cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

General and Administrative Expenses	694,283	267,217	1,397,232	612,308

Loss from operations	(694,283)	(267,217)	(1,397,232)	(612,308)

Other income (expense)	-	-	-	-

Net Loss	$ (694,283)	$ (267,217)	$ (1,397,232)	$ (612,308)

Loss applicable to common stockholders	$ (694,283)	$ (267,217)	$ (1,397,232)	$ (612,308)

Weighted average common shares outstanding	360,680,752	5,490,972	242,329,112	5,490,972

Basic and diluted loss per share	*	$ (0.05)	*	$ (0.11)
* Less than $0.01 per share
See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
	Nine-month
	Period Ended
	September 30,
	2012	2011

Net loss	$(1,397,232)	$(612,308)
Adjustments to reconcile net loss to cash provided (used)
by operating activities
Issuance of stock for services	2,079,550	507,075
Deferred stock based compensation	(1,013,595)	(230,170)
Changes in:
Accrued wages	296,250	285,000
Accounts payable	(9,825)	3,422

Net cash used in operating activities	(44,852)	(46,981)

Cash flows from financing activities
Cash from short term notes payable	-	20,000
Cash from shareholder advances	34,516	18,031
Capital contribution and share sales to officers	20,000	9,000

Net cash provided by financing activities	54,516	47,031

Net change in cash	9,664	50

Cash - Beginning of period	54	-

Cash - End of period	$ 9,718	$ 50

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

See the accompanying notes to unaudited condensed financial statements

INFORMATION ARCHITECTS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of Information Architects Corporation  (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions for quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2012, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011. The results of operations for the quarterly period ended September 30, 2012 are not necessarily an indication of operating results for the full year.

Principles of Consolidation

The accompanying financial statements include the accounts of Information Architects Corporation and its wholly owned subsidiary, IA Green Corp.

Loss per share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Conversion of preferred shares are not considered in the calculation, as the impact of the potential common shares (totaling 551,802,700 shares at September 30, 2012 and 546,576,700 at December 31, 2011) would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, has a retained deficit and limited liquid assets. Management's plans (described below) with regard to these matters are to actively develop business lines associated with its strengths and to search for ancillary business lines to develop and for opportunities for funding activities. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s ability to continue as a going concern depends on the success of management's plans in this regard.

The Company is currently developing plans to develop several business lines in the medical field, specifically a dialysis center business, a sleep center business, a call center, a medical recycling business and several other medical field related businesses.

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

Note 1 – Equity transactions

During the quarter ended September 30, 2012 450,000 Preferred B shares were converted to 45,000,000 common shares.

$498,025 of previously deferred stock compensation was recognized as expense.

5,000,000 common shares were sold to two officers for $20,000, the shares were valued at fair value.

26,798,000 common shares were issued to three shareholders in exchange for $53,697 which had previously been advanced to the Company.

Note 2 – Short term notes payable

During the first quarter of 2011, the Company borrowed $20,000 under the terms of three separate short term notes payable from unrelated parties.  The notes were still outstanding at September 30, 2012 and negotiations are still underway with the note holders to convert the debt to common shares.

Note 3 – Income Taxes

The Company records its income taxes in accordance with ASC 740 Income Taxes.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 4 – Related Party Transactions

During the quarter ended September 30, 2012, the Company had the following related party transactions:

Salaries were accrued totaling $138,750 and 5,000,000 common shares were sold to two officers for $20,000

Note 5 – Subsequent Events

The Company has evaluated events and transactions occurring subsequent to September 30, 2012 and through November 19, 2012, the date these financial statements were available to be issued. During this period, there were no subsequent events other than those described below requiring recognition or disclosure in the accompanying financial statements.

1. 64,000 Preferred B shares were converted to 6,400,000 common shares.

2. 5,000,000 common shares were issued to two individuals associated with the dialysis business being developed.

3. 35,000,000 common shares were issued to two consultants for services.

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

Results of Operations

Three-month Period Ended September 30, 2012 compared to Three-month Period Ended September 30, 2011

The Company’s activities during the quarter ended September 30, 2011 consisted primarily of the payment of various general and administrative expenses. For the quarter ended September 30, 2012, accrued salaries and recognition of deferred stock based compensation resulted in a higher quarterly loss than in the quarter ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, the Company had $9,718 and $54 cash or cash equivalents, respectively.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, including our chief executive and financial (our principal financial and accounting officer) officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the last day of the period of the accompanying interim financial statements (the “Evaluation Date”). Based on that review and evaluation, our chief executive and financial and accounting officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2012, the Company sold 5,000,000 shares of common stock to two officers for $20,000 (valued at fair value). The proceeds of the sale were used for working capital.

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

November 19, 2012,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      BY: /s/ Michael Ostrow

      ——————————————

     Michael Ostrow

      President

      BY: /s/ Thomas M Jaspers

      ——————————————

      Thomas M Jaspers

      Chief Financial Officer